Form 10-Q
period 1995-04-01
WOODHEAD INDUSTRIES INC
filed 1995-05-15
CIK 108215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES ACT OF 1934

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES ACT OF 1934

For the Quarter Ended April 1, 1995          Commission File Number 0-5971



                            WOODHEAD INDUSTRIES, INC.


    DELAWARE                                              36-1982580
- - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)



    2150 E. LAKE COOK RD., SUITE 400,  BUFFALO GROVE, IL.                 60089
- - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number including area code                (708) 465-8300


                                    NO CHANGE
- - - - - --------------------------------------------------------------------------------
    (Former name, former address or former fiscal year, if changes since last reports)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

On April 29, 1995 there were 6,900,386 shares of the Registrant's common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 1, 1995 and October 1, 1994

                                     ASSETS              (Amounts in thousands)
                                                         Unaudited
CURRENT ASSETS                                             4/1/95       10/1/94
                                                          -------       -------
  Cash and short-term securities                          $    94       $ 1,454
  Accounts receivable                                      16,859        16,589
  Inventories (Note 3)                                     11,561        10,402
  Prepaid expenses                                          4,493         3,811
                                                          -------       -------
    Total current assets                                  $33,007       $32,256
                                                          -------       -------

OTHER ASSETS                                              $ 1,306       $ 1,570

PROPERTY, PLANT & EQUIPMENT, at cost                      $59,930       $55,035
  Less:  Accumulated depreciation                         (35,983)      (33,904)
                                                          -------       -------
  Net property, plant and equipment                       $23,947       $21,131
                                                          -------       -------

GOODWILL                                                  $ 7,398       $ 7,306
                                                          -------       -------

TOTAL ASSETS                                              $65,658       $62,263
                                                          -------       -------
                                                          -------       -------

                     LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable                                        $ 5,244       $ 5,948
  Accrued expenses                                         10,463        10,750
  Income taxes                                              1,362           880
  Portion of long-term debt payable within one year           117           106
                                                          -------       -------
    Total current liabilities                             $17,186       $17,684
                                                          -------       -------

DEFERRED INCOME TAXES                                     $ 1,749       $ 1,569
                                                          -------       -------

LONG-TERM DEBT                                            $    13       $    63
                                                          -------       -------
STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                         $     -       $     -
  Common stock                                              7,470         7,470
  Additional paid-in capital                                5,188         4,987
  Cumulative translation adjustment                           442          (347)
  Retained earnings                                        38,244        35,521
  Less: Treasury stock at cost (569 shares
      and 575 shares)                                      (4,634)       (4,684)
                                                          -------       -------
    Total stockholders' investment                        $46,710       $42,947
                                                          -------       -------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT              $65,658       $62,263
                                                          -------       -------
                                                          -------       -------

     See accompanying notes to condensed consolidated financial statements.

                               WOODHEAD INDUSTRIES, INC
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (Amounts in thousands, unaudited)


                                   Three Months Ended          Six Months Ended
                                   ------------------          ----------------
                                   4/1/95      4/2/94        4/1/95      4/2/94
                                  -------     -------       -------     -------
NET SALES                         $31,413     $26,938       $59,080     $50,474

COST OF SALES                      17,614      15,065        33,534      28,587
                                  -------     -------       -------     -------

GROSS PROFIT                      $13,799     $11,873       $25,546     $21,887
  % of Net Sales                    43.9%       44.1%         43.2%       43.4%

OPERATING EXPENSES                  9,352       8,762        17,653      16,158
                                  -------     -------       -------     -------

  INCOME FROM OPERATIONS          $ 4,447     $ 3,111       $ 7,893     $ 5,729

OTHER EXPENSES, NET                   898         369         1,403         618
                                  -------     -------       -------     -------

  INCOME BEFORE INCOME
     TAXES                        $ 3,549     $ 2,742       $ 6,490     $ 5,111

PROVISION FOR INCOME TAXES        $ 1,346     $ 1,108       $ 2,457     $ 2,051
                                  -------     -------       -------     -------

NET INCOME                        $ 2,203     $ 1,634       $ 4,033     $ 3,060
                                  -------     -------       -------     -------
                                  -------     -------       -------     -------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE
    (Note 4)                      $  0.31     $  0.23       $  0.56     $  0.43
                                  -------     -------       -------     -------
                                  -------     -------       -------     -------
COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                7,205       7,145         7,176       7,136
                                  -------     -------       -------     -------
                                  -------     -------       -------     -------

DIVIDENDS PER SHARE               $ 0.095     $ 0.085       $  0.19     $  0.17
                                  -------     -------       -------     -------
                                  -------     -------       -------     -------


     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                            Six Months Ended
                                                          ---------------------
                                                          4/1/95        4/2/94
                                                          -------       -------
Cash Flows from Operating Activities:
  Net income for the period                               $ 4,033       $ 3,060
  Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization                           2,351         2,241
  Change in Assets and Liabilities:
    Decreases/(Increases) in:
     Accounts receivable                                     (270)       (1,006)
     Inventories                                           (1,159)       (1,114)
     Prepaid expenses                                        (706)          241
     Other assets                                            (189)           75
   Increases/(Decreases) in:
     Accounts payable                                        (704)           94
     Accrued expenses                                        (287)         (948)
     Income taxes                                             506          (160)
     Deferred income taxes                                    180          (330)
                                                          -------       -------
Net cash flows provided by operating activities           $ 3,755       $ 2,153
                                                          -------       -------

Cash Flows from Investing Activities:
  Purchases of property, plant & equipment                $(4,579)      $(1,387)
  Retirements or sales of property, plant and equipment       107             6
                                                          -------       -------
Net cash flows used for investing activities              $(4,472)      $(1,381)
                                                          -------       -------

Cash Flows from Financing Activities:
  Proceeds from short-term debt                           $    13       $     -
  Payments on short-term debt                                  (2)         (504)
  Proceeds from long-term debt                             14,400        13,500
  Payments on long-term debt                              (14,450)      (13,442)
  Sales of stock                                              251           717
  Dividend payments                                        (1,310)       (1,164)
                                                          -------       -------
Net cash flows used for financing activities              $(1,098)      $  (893)
                                                          -------       -------

Effect of exchange rates                                  $   455       $   (43)
                                                          -------       -------

Net (Decrease) Increase in Cash & short-term securities   $(1,360)      $  (164)
                                                          -------       -------
                                                          -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $    66       $   184
  Income taxes                                            $ 2,404       $ 1,849



     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 1995


(1) The condensed consolidated balance sheets at April 1, 1995, and October 1, 1994, and the condensed consolidated statements of income and cash flow for the periods ended April 1, 1995, and April 2, 1994, reflect, in the opinion of the company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended April 1, 1995, and April 2, 1994, are not necessarily indicative of the results to be expected for the full year.

(3) It is the company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw material, work-in-process, and finished goods inventories at April 1, 1995, and October 1, 1994, is as follows:

                                                             (in thousands)
                                                           4/1/95   10/1/94
                                                          -------   -------
             Raw materials                                $ 7,585   $ 7,012
             Work-in-process and finished goods             8,554     7,946
                                                          -------   -------
              Inventories before LIFO reserve              16,139    14,958
             Less: Reserve to reduce to LIFO               (4,578)   (4,556)
                                                          -------   -------
             Inventories, net                             $11,561   $10,402
                                                          -------   -------
                                                          -------   -------

(4) Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (7,205,000 and 7,176,000 for the quarter and for the six months ended April 1, 1995, respectively, 7,145,000 and 7,136,000 for the quarter and six months ended April 2, 1994, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at April 1, 1995 and October 1, 1994 were 6,900,000 and 6,894,000, respectively. Treasury shares totaled 569,000 at April 1, 1995 and 575,000 at October 1, 1994.

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

      Working capital increased by $1.2 million for the first six months of fiscal 1995 with a current ratio of 1.9/1 compared with 1.8/1 at the end of the
prior fiscal year.   Long-term debt declined by $2.0 million during the quarter while short-term debt remained unchanged at $.1 million for the period ended. The resultant debt to equity ratio was 0.3%. Return on assets rose to 13.4% from 12.0% and return on equity improved to 19.2% from 17.4% for the comparable 12-month periods ending April 1, 1995 and April 2, 1994, respectively. The company's financial position remains strong and significant borrowing capacity is available should the need arise.

      The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

      Second quarter net sales rose 17% to $31.4 million from $26.9 million reported for the same period last year. Both domestic and international sales were strong; each accounted for 50% of the sales increase. Nearly all core product groups posted healthy double-digit increases during the quarter, particularly molded connectors and ergonomic workstations. International sales, which were 25.5% of total second quarter sales, demonstrated strong unit volume growth, further aided by the lower U.S. dollar relative to other currencies.
The backlog of unfilled orders was $9.9 million compared with $8.0 million at fiscal 1994 year-end and $8.3 million reported one year ago. Selling prices were approximately 1.7% higher than a year ago.

      Gross profit of $13.8 million was $1.9 million or 16% greater than the same quarter of last year. Gross profit margins declined slightly to 43.9% from 44.1%, reflecting the impact of inflation on production costs exceeding selling price increases.

      Operating expenses rose a modest 7% to $9.4 million and dropped to 29.8% of sales compared with 32.5% in the second quarter of 1994. Despite inflationary effects on wages and correlative expenses, the Company reduced its general and administrative expenses, thereby permitting continued investments in
sales and marketing.   Other expenses rose $.4 million to $.9 million for the
current quarter due to increases in its reserves for litigation, environmental and other contingencies.

      Net income jumped 35% ahead of last year and on a per share basis was $.31 vs. $.23. This improvement was attributable to the leveraging effects of increased sales when supported by a comparatively modest increase in operating expenses.

                           PART II. OTHER INFORMATION
                            WOODHEAD INDUSTRIES, INC.

Item 1.  Legal Proceedings

The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Natural Resources ("DNR"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene. In addition, the investigation indicates that the groundwater contaminants may have migrated off-site. However, the extent of the contamination has not been fully delineated at this time. The Company is conducting additional investigations to determine the extent of contamination at and around the site and to determine the extent of other sources of contamination in addition to the removed UST.

The Company's consultant estimated that a minimum of $1.3 million of investigation and remediation expenses will be incurred at the site. The Company established a reserve for such purposes. The consultant's cost estimate was based on a review of currently-available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DNR approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. The Company, however, cannot estimate the time or potential magnitude of such costs at this time.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 27, 1995. During the meeting, the following matters were voted upon with the total number of shares voted as follows:

                                              Votes Cast For   Votes Withheld
                                              --------------   --------------
Election of nominees to Board of Directors:
      Dale A. Miller                               6,366,211           99,650
      Richard A. Virzi                             6,604,327           11,534
      Ward M. Woodhead                             6,404,895           10,966

                                              Votes Cast For    Votes Against    Votes Abstained
                                              --------------    -------------    ---------------
Ratification of appointment of Arthur
Andersen LLP as the Company's independent
public accountants                                 6,242,329           14,870            158,662

The number of broker non-votes for each matter voted above was 370,138.

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)  Computation of earnings per common and
               common equivalent share

                                   Three Months Ended         Six Months Ended
(Amounts in thousands, except            4/1/95                   4/1/95
per share data - unaudited)       --------------------      --------------------
                                                Fully                     Fully
                                  Primary      Diluted      Primary      Diluted
                                  -------      -------      -------      -------
Net Income                        $ 2,203      $ 2,203      $ 4,033      $ 4,033
                                  -------      -------      -------      -------
                                  -------      -------      -------      -------

Weighted average                    6,898        6,898        6,896        6,896
 common shares
Incremental shares issuable
 for stock options outstanding
 (Treasury stock method)              307          334          280          334
                                  -------      -------      -------      -------
Common and Common
 Equivalent Shares                  7,205        7,232        7,176        7,230
                                  -------      -------      -------      -------
                                  -------      -------      -------      -------
Earnings per common and common
 equivalent shares                $  0.31      $  0.30      $  0.56      $  0.56
                                  -------      -------      -------      -------
                                  -------      -------      -------      -------

(b) There were no reports on Form 8-K filed during the quarter ended April 1, 1995.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            WOODHEAD INDUSTRIES, INC.


                            /s/ Robert G. Jennings                        5/8/95
                            ------------------------------                ------
                            Robert G. Jennings                             Date
                            Vice President - Finance
                            (Chief Financial Officer)


                            /s/ Joseph P. Nogal                           5/8/95
                            ------------------------------                ------
                            Joseph P. Nogal                                Date
                            Treasurer/Controller
                            (Chief Accounting Officer)