Form 10-Q
period 1995-07-01
WOODHEAD INDUSTRIES INC
filed 1995-08-14
CIK 108215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended July 1, 1995          Commission File Number 0-5971



                            WOODHEAD INDUSTRIES, INC.
-------------------------------------------------------------------------------


    DELAWARE                                               36-1982580
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)



    2150 E. LAKE COOK RD., SUITE 400, BUFFALO GROVE, IL.                  60089
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number including area code               (708)  465-8300


                                    NO CHANGE
-------------------------------------------------------------------------------
    (Former name, former address or former fiscal year, if changes since last reports)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

On July 29, 1995 there were 10,356,579 shares of the Registrant's common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 1, 1995 and October 1, 1994

                                 ASSETS        (Amounts in thousands)
                                               Unaudited
                                                  7/1/95    10/1/94
CURRENT ASSETS                                  --------   --------

  Cash and short-term securities                 $ 2,452    $ 1,454
  Accounts receivable                             16,732     16,589
  Inventories (Note 3)                            12,326     10,402
  Prepaid expenses                                 4,485      3,811
                                                 -------    -------
    Total current assets                         $35,995    $32,256
                                                 -------    -------

OTHER ASSETS                                     $ 1,172    $ 1,570

PROPERTY, PLANT & EQUIPMENT, at cost             $60,852    $55,035
  Less:  Accumulated depreciation                (36,907)   (33,904)
                                                 -------    -------
  Net property, plant and equipment              $23,945    $21,131
                                                 -------    -------

GOODWILL                                         $ 7,336    $ 7,306
                                                 -------    -------

TOTAL ASSETS                                     $68,448    $62,263
                                                 -------    -------
                                                 -------    -------

                 LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable                               $ 5,378    $ 5,948
  Accrued expenses                                11,330     10,750
  Income taxes                                     1,622        880
  Portion of long-term debt payable within
   one year                                          100        106
                                                 -------    -------
     Total current liabilities                   $18,430    $17,684
                                                 -------    -------

DEFERRED INCOME TAXES                            $ 1,749    $ 1,569
                                                 -------    -------

LONG-TERM DEBT                                   $   -      $    63
                                                 -------    -------
STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                $   -      $   -
  Common stock                                    10,352      7,470
  Additional paid-in capital                       1,133      4,987
  Cumulative translation adjustment                  358       (347)
  Retained earnings                               36,426     35,521
  Less: Treasury stock at cost (0 shares
     and 863 shares)                                 -       (4,684)
                                                 -------    -------
    Total stockholders' investment               $48,269    $42,947
                                                 -------    -------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT     $68,448    $62,263
                                                 -------    -------
                                                 -------    -------

     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (Amounts in thousands, unaudited)


                                 Three Months Ended   Nine Months Ended
                                 ------------------   -----------------
                                  7/1/95    7/2/94    7/1/95    7/2/94
                                 -------   -------   -------   -------
NET SALES                        $30,329   $27,446   $89,409   $77,920

COST OF SALES                     17,228    15,358    50,762    43,945
                                 -------   -------   -------   -------

GROSS PROFIT                     $13,101   $12,088   $38,647   $33,975
  % of Net Sales                   43.2%     44.0%     43.2%     43.6%

OPERATING EXPENSES                 8,861     8,636    26,514    24,794
                                 -------   -------   -------   -------

  INCOME FROM OPERATIONS         $ 4,240   $ 3,452   $12,133   $ 9,181

OTHER EXPENSES, NET                  720       318     2,123       936
                                 -------   -------   -------   -------
  INCOME BEFORE INCOME
    TAXES                        $ 3,520   $ 3,134   $10,010   $ 8,245

PROVISION FOR INCOME TAXES       $ 1,215   $ 1,207   $ 3,672   $ 3,258
                                 -------   -------   -------   -------

NET INCOME                       $ 2,305   $ 1,927   $ 6,338   $ 4,987
                                 -------   -------   -------   -------
                                 -------   -------   -------   -------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE
     (Note 4)                    $  0.21   $  0.18   $  0.59   $  0.47
                                 -------   -------   -------   -------
                                 -------   -------   -------   -------
COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING              10,874    10,718    10,806    10,705
                                 -------   -------   -------   -------
                                 -------   -------   -------   -------

DIVIDENDS PER SHARE              $ 0.065   $ 0.057   $ 0.192   $  0.17
                                 -------   -------   -------   -------
                                 -------   -------   -------   -------

     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                  Nine Months Ended
                                                 -------------------
                                                   7/1/95    7/2/94
                                                  --------  --------
Cash Flows from Operating Activities:
   Net income for the period                       $ 6,338  $  4,987
   Adjustments to reconcile net income to
   net cash flows from operating activities:
     Depreciation and amortization                   3,506     3,371
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                            (143)   (2,588)
       Inventories                                  (1,924)   (1,883)
       Prepaid expenses                               (698)      357
       Other assets                                   (178)      (18)
     Increases/(Decreases) in:
       Accounts payable                               (570)       29
       Accrued expenses                                580       477
       Income taxes                                    766       127
       Deferred income taxes                           180      (330)
                                                   -------   -------
Net cash flows provided by operating activities    $ 7,857   $ 4,529
                                                   -------   -------
Cash Flows from Investing Activities:
   Purchases of property, plant & equipment        $(5,580)  $(2,168)
   Retirements or sales of property, plant and
     equipment                                         112        11
                                                   -------   -------
Net cash flows used for investing activities       $(5,468)  $(2,157)
                                                   -------   -------
Cash Flows from Financing Activities:
   Proceeds from short-term debt                   $    13   $    -
   Payments on short-term debt                         (19)     (499)
   Proceeds from long-term debt                     16,200    18,800
   Payments on long-term debt                      (16,263)  (20,174)
   Sales of stock                                    3,712       721
   Dividend payments                                (5,433)   (1,747)
                                                   -------   -------
Net cash flows used for financing activities       $(1,790)  $(2,899)
                                                   -------   -------

Effect of exchange rates                           $   399   $   210
                                                   -------   -------
Net (Decrease) Increase in Cash & short-term
  securities                                       $   998   $  (317)
                                                   -------   -------
                                                   -------   -------
Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:
   Interest                                        $    93   $   221
   Income taxes                                    $ 3,365   $ 2,780


     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 1995


(1) The condensed consolidated balance sheets at July 1, 1995, and October 1, 1994, and the condensed consolidated statements of income and cash flow for the periods ended July 1, 1995, and July 2, 1994, reflect, in the opinion of the company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended July 1, 1995, and July 2, 1994, are not necessarily indicative of the results to be expected for the full year.

(3) It is the company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw material, work-in-process, and finished goods inventories at July 1, 1995, and October 1, 1994, is as follows:

                                                (in thousands)
                                                7/1/95  10/1/94
                                               -------  -------
         Raw materials                         $ 8,002  $ 7,012
         Work-in-process and finished goods      9,024    7,946
                                               -------  -------
           Inventories before LIFO reserve      17,026   14,958
         Less: Reserve to reduce to LIFO        (4,700)  (4,556)
                                               -------  -------
         Inventories, net                      $12,326  $10,402
                                               -------  -------
                                               -------  -------

(4) On May 22, 1995, the company paid a 50% stock dividend to all stockholders' of record on May 8, 1995. Accordingly, the number of shares and per share amounts have been adjusted in all periods to reflect the effects of this dividend. Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (10,874,000 and 10,806,000 for the quarter and for the nine months ended July 1, 1995, respectively, 10,718,000 and 10,705,000 for the quarter and nine months ended July 2, 1994, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at July 1, 1995 and October 1, 1994 were 10,352,000 and 10,341,000, respectively. All treasury shares were canceled during the quarter thereby totaling 0 at July 1, 1995 versus 863,000 at October 1, 1994.

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Working capital increased by $3.0 million for the first nine months of fiscal 1995 with a current ratio of 2.0/1 compared with 1.8/1 at the end of the prior fiscal year. There was no long-term debt at the end of the quarter while short-term debt remained unchanged at $.1 million for the period ended. The resultant debt to equity ratio was 0.2%. Return on assets rose to 13.5% from 11.7% and return on equity improved to 19.3% from 17.7% for the comparable 12-month periods ending July 1, 1995 and July 2, 1994, respectively. The company's financial position remains strong and significant borrowing capacity is available should the need arise.

    The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

    Third quarter net sales rose 10.5% to $30.3 million from $27.4 million reported for the same period last year. Several core product groups posted healthy double-digit increases during the quarter, particularly ergonomic workstations, electrical bar systems, and molded connectors. Although some of the company's traditional electrical products exhibited some weakness in the domestic market place, the strength of international sales contributed 75% of the sales increase. International sales, which were 28.3% of total third quarter sales, demonstrated strong unit volume growth, further aided by the lower U.S. dollar relative to other currencies. The backlog of unfilled orders was $9.2 million compared with $8.0 million at fiscal 1994 year-end and $9.8 million reported one year ago. Selling prices were less than 1.0% higher than a year ago.

    Gross profit of $13.1 million was $1.0 million or 8% greater than the same quarter of last year. Gross profit margins declined slightly to 43.2% from 44.0%, reflecting the impact of inflation on production costs exceeding selling price increases. Domestic productivity compared unfavorably to the strong productivity achieved in the prior year's quarter.

    Operating expenses rose only 2.6% to $8.9 million and dropped to 29.2% of sales from 31.5% in the third quarter of 1994. Despite inflationary effects on wages and correlative expenses, the Company reduced its general and administrative expenses, thereby permitting continued investments in engineering
and marketing.   Other expenses were $.7 million for the current quarter due to increases in its reserves for litigation, environmental and other contingencies.

    Net income exceeded last year's third quarter by 19.6% and on a per share basis surpassed the same period of fiscal 1994 by 16.7%, rising to $.21 from $.18 per share. This improvement was attributable to the leveraging effects of increased sales when supported by a modest increase in operating expenses. Additionally, the Corporation experienced a lower effective tax rate reflecting the application of foreign tax credits from prior years.

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

                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)  Computation of earnings per common and
               common equivalent share

                                         Three Months Ended   Nine Months Ended
(Amounts in thousands, except per share         7/1/95             7/1/95
data - unaudited)                        ------------------   -----------------
                                                     Fully               Fully
                                          Primary   Diluted   Primary   Diluted
                                          -------   -------   -------   -------
Net Income                                $ 2,305   $ 2,305   $ 6,338   $ 6,338
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

Weighted average                           10,351    10,351    10,347    10,347
  common shares
Incremental shares issuable
  for stock options outstanding
  (Treasury stock method)                     523       532       459       531
                                          -------   -------   -------   -------
Common and Common
  Equivalent Shares                        10,874    10,883    10,806    10,878
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------
Earnings per common and common
  equivalent shares                        $ 0.21    $ 0.21    $ 0.59    $ 0.58
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

(b)  Reports on Form 8-K filed during the quarter ended July 1, 1995.

 1.  April 26, 1995
     Item 5.   Declaration of 50% common stock dividend.
     Item 7. Financial Statements, pro forma financial information and exhibits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WOODHEAD INDUSTRIES, INC.



                            /s/Robert G. Jennings                 8/10/95
                            ------------------------              -------
                            Robert G. Jennings                      Date
                            Vice President - Finance
                            (Chief Financial Officer)



                            /s/Joseph P. Nogal                    8/10/95
                            ------------------------              -------
                            Joseph P. Nogal                         Date
                            Treasurer/Controller
                            (Chief Accounting Officer)