Form 10-K
period 1995-09-30
WOODHEAD INDUSTRIES INC
filed 1995-12-29
CIK 108215

-------------------------------------------------------------------------------

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                  Commission file number 0-5971

[  ]              TRANSITION REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                    WOODHEAD INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)

                DELAWARE                   36-1982580
 (State or other jurisdiction of        (I.R.S. Employer
 of incorporation or organization)    Identification Number)

  2150 E. LAKE COOK RD., SUITE 400, BUFFALO GROVE, IL.     60089
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 465-8300

   Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK, PAR VALUE $1.00         NASDAQ - NATIONAL
     COMMON STOCK PURCHASE RIGHTS            MARKET SYSTEM
           (Title of Class)        (Exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No
                                                  ----   ----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 25, 1995 was $168,708,784. Shares outstanding as of November 25, 1995 were 10,382,079.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders to be held January 26, 1996, and portions of the Annual Report to Stockholders for the year ended September 30, 1995 are incorporated by reference in Parts I, II, III, and IV.

-------------------------------------------------------------------------------

                     ANNUAL REPORT FORM 10-K

             FOR THE YEAR ENDED SEPTEMBER 30, 1995
      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                        TABLE OF CONTENTS

ITEM NO.                                                   PAGE

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . 2-4

 2. Description of Property. . . . . . . . . . . . . . . . .   4

 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . .   5

 4. Submission of Matters to a Vote of Securities Holders. .   5

 5. Market for Registrant's Common Equity and Related
      Stock Matters. . . . . . . . . . . . . . . . . . . . .  6-7

 6. Selected Financial Data. . . . . . . . . . . . . . . . .   7

 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . .   7

 8. Financial Statements and Supplementary Data. . . . . . .   7

 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure. . . . . . . . . .   7

10. Directors and Executive Officers of the Registrant . . . 8-9

11. Executive Compensation . . . . . . . . . . . . . . . . .   9

12. Security Ownership of Certain Beneficial Owners and
       Management. . . . . . . . . . . . . . . . . . . . . .   9

13. Certain Relationships and Related Transactions . . . . .   9

14. Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K. (Index of Exhibits is on Pages 16-18) . . .  9-13


       The term "Company" is used herein to refer to Woodhead
       Industries, Inc. (the Registrant) and its subsidiaries unless the context indicates otherwise.

                                 PART I
ITEM 1.  BUSINESS

GENERAL

     Woodhead Industries, Inc. was incorporated in Illinois in 1922 and reincorporated in Delaware in 1978. The corporation and its subsidiaries are primarily engaged in the manufacture and sale of devices for the control and distribution of electrical power for industry.

    There were no material changes in the manner in which the Company conducted its business during fiscal 1995.

INDUSTRY SEGMENTS

     The Company consists of one business segment which can best be described as specialty power and signaling devices. That segment accounted for 99% of the sales and 97% of the earnings in 1995 and during the past five years has averaged 98% of sales and 96% of earnings. Molded rubber products, an immaterial business segment and therefore not reported separately, accounted for the remainder of the sales and earnings.

PRODUCTS

     The Company's products are designed for and used primarily in industrial applications for the distribution of power, for signaling and for motion control. They can be classified into three groups: electrical specialties, reels and power systems, and molded rubber products. The electrical specialty product classification includes, among other items, portable handlamps, low-voltage safety lights, wiring devices, weatherproof receptacles, circuit testers, portable power distribution equipment, pendant push-button enclosures, general-purpose power and control connectors, and custom copper and fiber optic cable assemblies. Reels and power systems include such products as electric cord and cable reels, electric cable festooning systems, collector rings, static discharge reels, tool balancers, ergonomic workstations, hose reels, and multiple-cable carrier systems.

     There is widespread applicability for the Company's products throughout a broad range of industries such as petro-chemical, automotive, steel, airline, chemical, food processing, utility, communications, mining, heavy construction, health care, and recreation. A majority of the products are used in plant maintenance and production with the balance becoming a component part of another product.

      The percent of sales and income for the three product classifications over the past five years is as follows:


                                       Sales                           Income
                           ----------------------------   ----------------------------
                           1995  1994  1993  1992  1991   1995  1994  1993  1992  1991

Electrical specialties       66    68    68    67    69     81    78    75    87   100
Reels and power systems      33    31    30    31    29     16    18    20     7    (4)
Molded rubber products        1     1     2     2     2      3     4     5     6     4


DISTRIBUTION

     All of the Company's products are of heavy-duty, industrial grade. These products are sold directly to users, to original equipment manufacturers, and through selected distributors, mainly in the United States, Canada and Europe with some sales going to other parts of the world. These distributors are serviced by manufacturers' agencies whose sales personnel solicit sales for the Company's products and promote them to the ultimate users. These agencies also represent other manufacturers whose lines, in general, are complementary to the Company's products.

AVAILABILITY OF MATERIALS

     Parts and materials for the Company's products are readily available from a variety of suppliers. It has been a practice to develop and use more than one source of supply for any item considered critical.

PATENTS/TRADEMARKS/LICENSING

     On certain of its products, the Company holds patents, trademarks, and licensing arrangements which, while valuable, are not considered essential to the maintenance or future growth of the business.

SEASONALITY

     The business is not considered to be seasonal.

INVENTORIES

     Products of the type manufactured and sold by the Company are also available through other manufacturers as well. As a result, delivery time as well as quality and customer service are important to the success of the business and therefore require that sufficient inventories be maintained to insure fast turnaround time on orders.

CUSTOMER PROFILE

     The Company's sales are broad-based with no single customer accounting for a significant portion of total sales and no single industry accounting for a majority of its business.

BACKLOG

     On November 25, 1995, there were unshipped orders totalling approximately $8.7 million. Last year's backlog at approximately the same date was $8.7 million.

COMPETITION

     Products similar to those sold by the Company are manufactured and sold by other companies as well, resulting in a very competitive environment. However, the Company feels its ability to manufacture high quality products that serve specialized needs of industry through its highly efficient distribution channels differentiates the Company from its competitors.

RESEARCH AND DEVELOPMENT

     For the years ended September 30, 1995, October 1, 1994, and October 2, 1993, the Company expended approximately $2,404,000, $2,148,000, and $2,105,000, respectively, on the development of new products and the improvement of existing products. These expenditures included the compensation of engineers, designers, and drafters who were engaged in product development.

EMPLOYEES

     The company has approximately 1,126 full-time employees.

FOREIGN AND EXPORT BUSINESS

     See footnote 8, page 31 of the Annual Report to Stockholders for the year ended September 30, 1995 which is incorporated herein by reference and filed as an exhibit to this report.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns facilities in the following locations:

                             Land Owned            Plant Floor Area
    Northbrook, Illinois      4.7 acres             119,000 sq. ft.
    Kalamazoo, Michigan      39.1 acres             116,000 sq. ft.
    Franklin, Massachusetts   6.6 acres              60,000 sq. ft.
    El Paso, Texas            5.0 acres              50,000 sq. ft.
    Belvidere, Illinois       3.5 acres              36,000 sq. ft.
    Juarez, Mexico             .8 acres              36,000 sq. ft.
    Netherlands               1.3 acres              30,000 sq. ft.
    Wales, U.K.               4.5 acres              25,000 sq. ft.
    Uxbridge, Massachusetts   3.5 acres              20,000 sq. ft.


     All of the above properties are owned in fee except the land in Wales, U.K. which is held under a lease expiring in 2105.

     The Company also leases approximately 20,000 square feet in Ontario, Canada; 20,000 square feet in Remchingen, Germany; 9,000 square feet in Grand Rapids, Michigan; 7,000 square feet in Buffalo Grove, Illinois; 3,400 square feet in Thorigny sur Marne, France; and 2,000 square feet in Singapore. All plants are considered to be well-equipped and well-maintained. They are of masonry or steel construction. In the judgment of management, sufficient capacity is available at the above locations to cover the Company's needs at least through fiscal 1996.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"), The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene. Also, the company learned that a portion of the site had been used as a disposal area by the previous owners of the site. The Company's consultant is investigating and has begun to remediate this area and believes that it is an additional likely source of contamination of soil and groundwater. In addition, the investigation of the site indicates that the groundwater contaminants may have migrated off-site. However, the extent of the contamination has not been fully delineated at this time. The Company is conducting additional investigations to determine the extent of contamination at and around the site and to determine the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including the possible presence of ongoing dumping activities by others in the vicinity around the Company's facilities.

The Company's consultant has estimated that a minimum of $1.5 million of investigation and remediation expenses will be incurred at the site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. The Company, however, cannot estimate the time or potential magnitude of such costs at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders either through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended September 30, 1995.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

    (a) The Company's common stock trades on the NASDAQ stock market under the symbol WDHD. The daily quotations as reported by NASDAQ are published in the Wall Street Journal and other leading financial publications.

         On April 26, 1995, the board of directors declared a three-for-two stock split effected in the form of a 50% common stock dividend, payable May 22, 1995, to holders of record on May 8, 1995. On January 22, 1993, the board of directors declared a two-for-one stock split effected in the form of a 100% stock dividend, payable March 1, 1993, to holders of record on February 12, 1993. All share and per share amounts in this filing have been adjusted to give retroactive effect to these stock splits.

         Common Stock Purchase Rights have been distributed to stockholders and deemed to be attached to the shares of Common Stock of the Registrant. If and when the rights become exercisable, the holders initially would be entitled to purchase one share of Common Stock at a purchase price of $13.33 (both the number of shares and the purchase price are subject to adjustment). See footnote 5, page 29 of the Annual Report to Stockholders for the year ended September 30, 1995, for further
         explanation.   This footnote is incorporated herein by reference and
         filed as an exhibit to this report.

         The range in the market price per share of the common stock during the past two years was as follows:

                      1995                               1994
      ------------------------------       ------------------------------
      Fiscal                                Fiscal
      Quarter        High        Low       Quarter       High         Low
          1st     10 13/16    9 5/16           1st   10 11/16     8 15/16
          2nd     13  5/16    10 1/2           2nd     12 1/4     8 13/16
          3rd           15  12 11/16           3rd   10 13/16     8 13/16
          4th       14 3/4    12 1/2           4th   10 11/16     9 11/16

      (b) The number of holders of record of the Company's securities as of December 15, 1995, was as follows:

             Title of Class                Number of Stockholders
             Common Stock                           584
             Common Stock Purchase Rights           584

     (c) The cash dividends declared for the past two years were as follows:

                1995                                     1994
     --------------------------------       ------------------------------
       Fiscal Quarter         Rate            Fiscal Quarter       Rate
          1st               $0.063                 1st            $0.057
          2nd               $0.065                 2nd            $0.057
          3rd               $0.065                 3rd            $0.057
          4th               $0.065                 4th            $0.063
                            ------                                ------
                     Total  $0.258                        Total   $0.234
                            ------                                ------
                            ------                                ------

ITEM 6.  SELECTED FINANCIAL DATA

     The "Financial Profile" appearing on pages 18 and 19 of the Annual Report to Stockholders for the year ended September 30, 1995, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion of Operations and Financial Position" appearing on pages 16 and 17 of the Annual Report to Stockholders for the year ended September 30, 1995, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Report of Independent Public Accountants" included on page 15 and the consolidated financial statements with accompanying footnotes appearing on pages 20 through 32 of the Annual Report to Stockholders for the year ended September 30, 1995, are incorporated herein by reference and filed as an exhibit to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information appearing under the heading "Nominees and Continuing Directors" on pages 1 through 3 of the Registrant's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders to be held on January 26, 1996, is hereby incorporated herein by reference and made a part hereof.

     (b) The following information is provided with respect to the executive officers of the Company:

                                                                Position Held
      Name of Officer       Age  Position                            Since

      C. Mark DeWinter      53   President and Chief              July, 1993
                                  Executive Officer

      Robert G. Jennings    57   Vice-President, Finance and      July, 1987
                                  Chief Financial Officer

      Robert J. Tortorello  46   Vice-President, General       January, 1991
                                  Counsel and Corporate
                                  Secretary

      Robert A. Moulton     46   Vice-President, Human             May, 1987
                                  Resources

      Joseph P. Nogal       40   Treasurer/Controller and         July, 1993
                                  Assistant Secretary


     All officers are elected each year at the Annual Meeting of the Board of Directors which is held immediately following the annual meeting of stockholders. The next Annual Meeting of the Board of Directors will be held on January 26, 1996.

    (c)  Not applicable.

    (d)  Not applicable.

    (e) The business experience of those executive officers who are not directors or nominees is as follows:

         Mr. Robert G. Jennings joined the Company in July 1987.   He
         previously had served as Vice President, Finance and Treasurer for MagneTek, Inc. from 1984 to 1987 and was Vice President, Treasurer and Controller for Louis Allis Division, Litton Industries from 1973 to 1984.

         Mr. Robert J. Tortorello became the Company's General Counsel and Corporate Secretary in June 1987. He was elected a Vice-President of the Company in January, 1991. Before joining the Company he served as Senior Attorney and Assistant Vice President for Beatrice Companies, Inc. from 1986 to 1987. Prior to that he had been a Senior Attorney at Beatrice since 1978.

         Mr. Robert A. Moulton joined the company in October 1986 as Manager, Human Resources and was elected Vice President in May 1987. He was formerly a Director, Personnel at G. D. Searle and Company from 1981 to 1986.

         Mr. Joseph P. Nogal became the Company's Treasurer/Controller in January 1991. He was elected the Assistant Secretary of the Company in July, 1993. From 1986 to 1990, he had served as Controller of the Company's Canadian Operations. Prior to 1986, he had held various positions within the Company since he joined it in 1978.

    (f)  Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

    The information contained under the headings "Directors' Compensation" on page 5 and "Executive Compensation" on pages 8 through 17 of the Company's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders to be held January 26, 1996, is incorporated herein by reference and made a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table and footnotes appearing under the heading "Stock Ownership of Management and Certain Beneficial Owners" appearing on pages 6 and 7 of the Registrant's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders to be held January 26, 1996, are hereby incorporated by reference and made a part hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the heading "Nominees and Continuing Directors" appearing on pages 1 through 3 of the Company's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders to be held January 26, 1996, is incorporated by reference and made a part hereof.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this Report:

    1.  Financial Statements (filed herewith as part of Exhibit 13):


        Consolidated Balance Sheets - at September 30, 1995, October 1, 1994, and October 2, 1993.

      Consolidated Statements of Income - for the years ended September 30, 1995, October 1, 1994, and October 2, 1993.

      Consolidated Statements of Stockholders' Investment - for the years ended September 30, 1995, October 1, 1994, and October 2, 1993.

      Consolidated Statements of Cash Flow - for the years ended
      September 30, 1995, October 1, 1994, and October 2, 1993.

      Notes to Consolidated Financial Statements.

    2.  Financial Statement Schedules

      The following consolidated financial information for the years ended September 30, 1995, October 1, 1994, and October 2, 1993, is submitted herewith:
                                                               Page
         Report of Independent Public Accountants on Schedules
           and Supplementary Notes                              13

         Schedule II  Valuation and Qualifying Accounts         11
         Supplementary Notes to Consolidated
           Financial Statements                                 12

      All other schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

      Separate financial statements of the Registrant have been omitted since the Registrant is primarily a holding company and its subsidiaries, included in the consolidated financial statements, are wholly-owned subsidiaries.

 3.   The Exhibits are listed in the index of exhibits required by
      Item 601 of Regulation S-K included at pages 16, 17, and 18, which are incorporated herein by reference and made a part hereof.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1995.

(c)   Reference is made to Item 14(a)(3) above.

(d)   Reference is made to Item 14(a)(2) above.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE THREE YEARS ENDED SEPTEMBER 30, 1995
                               (IN THOUSANDS)


                                                    ADDITIONS
                                               --------------------------
                                                               CHARGED TO
                              BALANCE AT       CHARGED TO           OTHER                       BALANCE
                               BEGINNING        COSTS AND        ACCOUNTS     DEDUCTIONS         AT END
DESCRIPTION                    OF PERIOD         EXPENSES       -DESCRIBE      -DESCRIBE      OF PERIOD
-------------------------     ----------       ----------      ----------     ----------      ---------
Reserve for excess and
 obsolete inventory:

Year ended September 30, 1995    $ 1,119            $ 402               -     $ (425)(1)        $ 1,076
                                                                                 (20)(2)
Year ended October 1, 1994       $ 1,304            $ 306               -      $(602)(1)        $ 1,119
                                                                                  24 (2)
                                                                                  87 (3)
Year ended October 2, 1993       $ 1,296            $ 226               -      $(373)(1)        $ 1,304
                                                                                  (8)(2)
                                                                                 163 (3)


-----------------------
(1) Represents write-offs less recoveries.
(2) Foreign currency translation adjustment.
(3) Business acquired.

                     SUPPLEMENTARY NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

ACCRUED EXPENSES

Accrued expenses at September 30, 1995, October 1, 1994, and October 2, 1993 consisted of the following:



                                                (in thousands)

                                          1995        1994         1993
                                        ------      ------       ------
       Payroll                          $3,386      $3,050       $2,849

       Pension and profit sharing        1,399       1,580          983

       Environmental                     1,519       1,310            -

       Litigation & related expenses       936       1,022        1,217

       Commissions                         780         687          655

       Insurance                           474         461          521

       Other                             4,015       2,640        2,855
                                       -------     -------       ------
                                       $12,509     $10,750       $9,080
                                       -------     -------       ------
                                       -------     -------       ------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ON SCHEDULES AND SUPPLEMENTARY NOTES



To Woodhead Industries, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Woodhead Industries, Inc. and subsidiaries included in the Woodhead Industries, Inc. Annual Report to Stockholders for the year ended September 30, 1995 incorporated by reference in this Form 10-K, and have issued our report thereon dated November 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules and supplementary notes included on pages 11 through 12 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules and notes have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP



Chicago, Illinois
November 14, 1995

                   INDEMNIFICATION UNDERTAKING

 For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-40414 (filed May 6, 1991):

 Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOODHEAD INDUSTRIES, INC.


BY /s/ Robert G. Jennings                 BY /s/ Joseph P. Nogal
   -------------------------                 -----------------------
   Robert G. Jennings                        Joseph P. Nogal
   Vice President, Finance                   Treasurer/Controller
   (Chief Financial Officer)                 (Principal Accounting Officer)


Date 12/14/95

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by all of the following directors on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                   Title                      Date



    /s/ Alan Reed                  Chairman                  12/18/95
---------------------------
        Alan Reed

  /s/ C. Mark DeWinter         President and C.E.O.          12/14/95
---------------------------
      C. Mark DeWinter

  /s/ Richard A. Virzi              Director                 12/18/95
---------------------------
      Richard A. Virzi

  /s/ Ward M. Woodhead              Director                 12/26/95
---------------------------
      Ward M. Woodhead

                                  EXHIBIT INDEX
Exhibit
Number                             Description
-------                     -----------------------

(3)  Articles of incorporation and bylaws

          (a) Certificate of Incorporation including amendments through January 22, 1993, are hereby incorporated by reference to Exhibit (4)a of Registrant's Form S-8 filed April 22, 1994, as Registration #33-77968.

          (b) Company by-laws are hereby incorporated herein by reference to
              Exhibit 4(b) of Registrant's Form S-8 filed April 22, 1994, as Registration #33-77968.

(4)  Instruments defining the rights of security holders, including indentures

          (a) Credit Agreement between Registrant and Harris Trust and Savings Bank dated October 29, 1993, providing for a revolving credit line not exceeding $15,000,000.

              The above document described in this paragraph (4a) is not filed herewith by Registrant, but Registrant undertakes to furnish copies thereof to the Securities and Exchange Commission upon request.

          (b) The Common Stock Purchase Rights Plan adopted May 16, 1986, as amended and restated on July 25, 1990, as set forth in Exhibits 1 and 2 of Form 8-K filed August 13, 1990, and as adjusted pursuant to Section 12 of said Rights Plan as set forth in the Form 8-K filed January 26, 1993, is incorporated herein by reference and made a part hereof.

(10)  Material contracts

          (a) The 1981 Incentive Stock Compensation Plan, as amended, as set forth in Exhibit 4(b) of Registrant's Form S-8 filed September 26, 1988, as Registration #33-24737, is incorporated herein by reference and made a part hereof.

          (b) The 1987 Stock Compensation Plan as set forth in Exhibit A of Registrant's definitive proxy statement dated December 21, 1987, for the annual meeting of stockholders held January 22, 1988, which is incorporated herein by reference and made a part hereof.

          (c) The 1990 Stock Awards Plan as set forth in Exhibit A of Registrant's definitive proxy statement dated December 19, 1990 for the annual meeting of stockholders held January 25, 1991, which is incorporated herein by reference and made a part hereof.

                        EXHIBIT INDEX (cont'd.)


Exhibit
Number                             Description
-------                     -----------------------

(10)    (d) Amendments to:  The 1981 Incentive Stock Compensation
            Plan, the 1987 Stock Compensation Plan, and the 1990 Stock Awards Plan, all as set forth in Exhibit C of Registrant's definitive proxy statement dated December 22, 1993, for the annual meeting of stockholders held January 28, 1994, which is incorporated herein by reference and made a part hereof.

        (e) The 1993 Stock Awards Plan as set forth in Exhibit A of Registrant's definitive proxy statement dated December 22, 1993, for the annual meeting of stockholders held January 28, 1994, which is incorporated herein by reference and made a part hereof.

        (f) The 1990 Directors Stock Option Plan for non-employee
            Directors as set forth in Exhibit B of Registrant's definitive proxy statement dated December 19, 1990, for the annual meeting of stockholders held January 25, 1991, which is incorporated herein by reference and made a part hereof.

        (g) The 1993 Directors Stock Option Plan for non-employee Directors as set forth as Exhibit B of Registrant's definitive proxy statement dated December 22, 1993 for the annual meeting of stockholders held January 28, 1994, which is incorporated herein by reference and made a part hereof.

        (h) The Management Incentive Plan effective for fiscal 1996 as described on page 16 of the Registrant's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders to be held January 26, 1996, which page is incorporated herein by reference and made a part hereof.

        (i) The Plan of Compensation for Outside Directors, as set forth in Item (10) of the exhibits to the Form 10-K Annual Report for the year ending September 18, 1985, which is incorporated herein by reference and is made a part hereof.

        (j) The 1990 Supplemental Executive Retirement Plan ("SERP") as set forth on page 15 of Registrant's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders to be held January 26, 1996, which page is incorporated herein by reference and made a part hereof.

Exhibit
Number                             Description                          Page
-------                      --------------------                      ------
(10)     (k) Severance Agreement as set forth in Item (10) of the
             exhibits to Form l0-K Annual Report for the year ending October 1, 1994, which is incorporated herein by reference and is made a part hereof, with C. Mark
             DeWinter dated September 7, 1989.  Robert G. Jennings,
             Robert A. Moulton, Joseph P. Nogal, Terry L. Spandet, and Robert J. Tortorello have substantially identical contracts.

(11)  Statement regarding computation of per share earnings              19

(13) The following items incorporated by reference herein from the Annual Report to Stockholders for the year ended September 30, 1995 (the "1995 Annual Report"), are filed as Exhibits to this report:

      (a) Information under the footnote entitled "Information about the Company's Operations in Different Geographic Areas" set forth on Page 31 of the 1995 Annual Report;

      (b) Information under the footnote entitled "Capital Stock" set forth on Page 29 of the 1995 Annual Report;

      (c) Information under the section entitled "Financial Profile" set forth on Pages 18-19 of the Annual Report;

      (d)  Information under the section entitled "Management's
           Discussion of Operations and Financial Position" set forth on Pages 16-l7 of the 1995 Annual Report;

      (e) Report of Independent Public Accountants set forth on Page 15 of the 1995 Annual Report;

      (f) Consolidated Financial Statements set forth Pages 20-23 of the 1995 Annual Report; and

      (g) Notes to Consolidated Financial Statements set forth on Pages 24-32 of the 1995 Annual Report.

(21)  Subsidiaries of the Registrant                                     20

(23)  Consent of Arthur Andersen LLP                                     21

(27)  Financial Data Schedule for the year ended September 30, 1995.

                      COMPUTATION OF PER SHARE EARNINGS

                 (IN THOUSANDS EXCEPT PER SHARE INFORMATION)


                                         For the years ended
                     ---------------------------------------------------------
                            1995              1994               1993
                     -----------------   -----------------   -----------------
                                 Fully               Fully               Fully
                     Primary   Diluted   Primary   Diluted   Primary   Diluted
                     -------   -------   -------   -------   -------   -------

Net Income           $ 9,228   $ 9,228   $ 7,250   $ 7,250   $ 5,803   $ 5,803
                     -------   -------   -------   -------   -------   -------
                     -------   -------   -------   -------   -------   -------
Weighted average
 common shares
 outstanding          10,351    10,351    10,284    10,284    10,119    10,119

Incremental shares
 issuable for stock
 options outstanding
 (Treasury Stock
 Method)                 465       532       382       382       348       439
                     -------   -------   -------   -------   -------   -------
Common and common
 equivalent shares    10,816    10,883    10,666    10,666    10,467    10,558
                     -------   -------   -------   -------   -------   -------
                     -------   -------   -------   -------   -------   -------
Earnings per share   $   .85   $   .85   $   .68   $   .68    $  .55   $   .55
                     -------   -------   -------   -------   -------   -------
                     -------   -------   -------   -------   -------   -------

                       SUBSIDIARIES OF THE REGISTRANT

The subsidiaries of the Company at September 30, 1995 were:



              Name of Subsidiary              State or Other Jurisdiction
                                                       in Which Organized

          AI/FOCS, Inc.                                 State of Delaware
            FOCS Midwest, Inc.                          State of Delaware
          Aero-Motive Company                           State of Michigan
          Aero-Motive (U.K.) Limited                       United Kingdom
            Woodhead France S.A.R.L.                               France
              Elitec S.A.                                          France
          Central Rubber Company                        State of Illinois
          Daniel Woodhead Company                       State of Delaware
          H. F. Vogel GmbH Electrotechnische Fabrik               Germany
          Woodhead Asia Pte. Ltd.                               Singapore
          Woodhead Canada Ltd.                        Province of Ontario
          Woodhead de Mexico S.A. de C.V.                          Mexico
          Woodhead Industries (The Netherlands) B.V.      The Netherlands
            Akapp Electro Industrie B.V.                  The Netherlands
          W.I.S. Corp.                                U.S. Virgin Islands

              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation by reference of our report dated November 14, 1995 incorporated by reference in this Form 10-K, into the previously filed Woodhead Industries, Inc. Registration Statement on Form S-8 (Registration #33-77968).


                                        ARTHUR ANDERSEN LLP


Chicago, Illinois
December 21, 1995