Form 10-Q
period 1995-12-30
WOODHEAD INDUSTRIES INC
filed 1996-02-09
CIK 108215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES ACT OF 1934

     [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES ACT OF 1934

For the Quarter Ended December 30, 1995      Commission File Number 0-5971



                            WOODHEAD INDUSTRIES, INC.
--------------------------------------------------------------------------------


    DELAWARE                                           36-1982580
--------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                             Number)



2150 E. LAKE COOK RD., SUITE 400,  BUFFALO GROVE, IL.                      60089
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                (847)  465-8300


                                    NO CHANGE
--------------------------------------------------------------------------------
(Former name, former address or former fiscal year, if changes since last reports)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    ----

On January 27, 1996 there were 10,389,879 shares of the Registrant's common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 30, 1995 and September 30, 1995

                                     ASSETS         (Amounts in thousands)
                                                   Unaudited

CURRENT ASSETS                                      12/30/95        9/30/95
                                                    --------        -------

 Cash and short-term securities                      $ 3,728        $ 4,202
 Accounts receivable                                  17,047         18,965
 Inventories (Note 3)                                 14,129         12,613
  Prepaid expenses                                     5,245          5,132
                                                    --------        -------
   Total current assets                              $40,149        $40,912
                                                    --------        -------

OTHER ASSETS                                         $   918        $ 1,039

PROPERTY, PLANT & EQUIPMENT, at cost                 $62,358        $61,464
 Less - Accumulated depreciation                     (38,370)       (37,429)
                                                    --------        -------
 Net property, plant and equipment                   $23,988        $24,035
                                                    --------        -------
GOODWILL                                             $ 7,362        $ 7,425
                                                    --------        -------
TOTAL ASSETS                                         $72,417        $73,411
                                                    --------        -------
                                                    --------        -------

                LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
 Accounts payable                                    $ 5,585        $ 7,033
 Accrued expenses                                     10,793         12,509
 Income taxes                                          2,330          1,647
 Portion of long-term debt payable within one year        40             69
                                                    --------        -------
    Total current liabilities                        $18,748        $21,258
                                                    --------        -------
DEFERRED INCOME TAXES                                $ 1,769        $ 1,749
                                                    --------        -------
LONG-TERM DEBT                                       $     -        $     -
                                                    --------        -------
STOCKHOLDERS' INVESTMENT: (Note 5)
 Preferred stock                                     $     -        $     -
 Common stock                                         10,386         10,374
 Additional paid-in capital                            1,444          1,248
 Cumulative translation adjustment                      (100)           140
 Retained earnings                                    40,170         38,642
                                                    --------        -------
   Total stockholders' investment                    $51,900        $50,404
                                                    --------        -------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT         $72,417        $73,411
                                                    --------        -------
                                                    --------        -------

          See accompanying notes to condensed consolidated financial statements.

                               WOODHEAD INDUSTRIES, INC
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (Amounts in thousands, unaudited)

                                                 Three Months Ended
                                                 -------------------
                                               12/30/95     12/31/94
                                               --------     --------

NET SALES                                       $29,968      $27,667

COST OF SALES                                    16,791       15,920
                                                -------      -------
GROSS PROFIT                                    $13,177      $11,747
  % of Net Sales                                  44.0%        42.5%

OPERATING EXPENSES                                9,236        8,301
                                                -------      -------
  INCOME FROM OPERATIONS                        $ 3,941      $ 3,446

OTHER EXPENSES, NET                                 432          505
                                                -------      -------
 INCOME BEFORE INCOME TAXES                     $ 3,509      $ 2,941

PROVISION FOR INCOME TAXES                      $ 1,306      $ 1,111
                                                -------      -------
NET INCOME                                      $ 2,203      $ 1,830
                                                -------      -------
                                                -------      -------
NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE (Note 4)                      $  0.20      $  0.17
                                                -------      -------
                                                -------      -------
COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                              10,970       10,718
                                                -------      -------
                                                -------      -------
DIVIDENDS PER SHARE                             $ 0.065      $ 0.063
                                                -------      -------
                                                -------      -------

          See accompanying notes to condensed consolidated financial statements.

                           WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                             12/30/95  12/31/94
                                                             --------  --------
Cash Flows from Operating Activities:
  Net income for the period                                   $ 2,203   $ 1,830
  Adjustments to reconcile net income to net cash
  flows from operating activities:
   Depreciation and amortization                                1,208     1,165
  Change in Assets and Liabilities:
   Decreases/(Increases) in:
    Accounts receivable                                         1,918       763
    Inventories                                                (1,516)     (969)
    Prepaid expenses                                             (113)     (658)
    Other assets                                                   11         5
   Increases/(Decreases) in:
     Accounts payable                                          (1,448)     (527)
     Accrued expenses                                          (1,716)   (1,848)
     Income taxes                                                 683       663
     Deferred income taxes                                         20       240
                                                             --------  --------
Net cash flows provided by operating activities               $ 1,250   $   664
                                                             --------  --------

Cash Flows from Investing Activities:
  Purchases of property, plant & equipment                    $(1,067)  $(2,347)
  Retirements or sales of property, plant and equipment            36        38
                                                             --------  --------
  Net cash flows used for investing activities                $(1,031)  $(2,309)
                                                             --------  --------
Cash Flows from Financing Activities:
  Payments on short-term debt                                 $  ( 29)  $  (  1)
  Proceeds from long-term debt                                      -     6,600
  Payments on long-term debt                                        -    (4,626)
  Sales of stock                                                  208         -
  Dividend payments                                              (675)     (655)
                                                             --------  --------
Net cash flows provided by financing activities               $  (496)  $ 1,318
                                                             --------  --------
Effect of exchange rates                                      $  (197)  $  ( 67)
                                                             --------  --------
Net (Decrease) Increase in Cash & short-term securities       $  (474)  $  (394)
                                                             --------  --------
                                                             --------  --------
Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:
  Interest                                                   $     12   $    14
  Income taxes                                                $   546   $ 1,084


          See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 30, 1995

(1) The condensed consolidated balance sheets at December 30, 1995, and September 30, 1995, and the condensed consolidated statements of income and cash flows for the three-month periods ended December 30, 1995, and December 31, 1994, reflect, in the opinion of the company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended December 30, 1995, and December 31, 1994, are not necessarily indicative of the results to be expected for the full year.

(3) It is the company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw material, work-in-process, and finished goods inventories at December 30, 1995, and September 30, 1995, is as follows:

                                                                 (in thousands)
                                                            12/30/95    9/30/95
                                                            --------    -------
          Raw materials                                      $ 9,340    $ 8,528
          Work-in-process and finished goods                   9,567      8,729
                                                            --------    -------
           Inventories before LIFO reserve                    18,907     17,257
          Less: Reserve to reduce to LIFO                     (4,778)    (4,644)
                                                             -------    -------
          Inventories, net                                   $14,129    $12,613
                                                             -------    -------
                                                             -------    -------


(4) Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (10,970,000 for the quarter ended December 30, 1995 and 10,718,000 for the quarter ended December 31, 1994). All share and per share amounts have been adjusted for a three-for-two stock split effected in the form of a stock dividend in May, 1995.

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at December 30, 1995 and September 30, 1995 were 10,386,000 and 10,374,000, respectively.

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Working capital increased by $1.7 million during the quarter ended December 30, 1995 with a current ratio of 2.1/1 compared with 1.9/1 at the end of the prior fiscal year. There was no long-term debt at the end of the quarter while short-term debt declined to $40 thousand for the period ended. The resultant debt-to-equity ratio was 0.1%. Return on assets rose to 14.1% from 12.8% and return on equity improved to 20.0% from 18.7% for the comparable 12-month periods ending December 30, 1995 and December 31, 1994, respectively. The company's financial position remains strong and significant borrowing capacity is available should the need arise.

     The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release
of certain substances at one of the Company's facilities.   For additional
information concerning the environmental matter, see "Item 1. Legal
Proceedings".

OPERATING RESULTS

     First quarter net sales rose 8.3% to $30.0 million from $27.7 million reported for the same period last year. Domestic sales increased just 1.4%, reflecting a moderating U.S. economic climate while international sales grew a record 28.2% over the first quarter of fiscal 1995 and constituted 30.5% of the total sales for the quarter just ended. Among the core product leaders this quarter were molded electrical connectors, tool balancers, and enclosed continuous electrical bar systems. The backlog of unfilled orders was $8.3 million compared with $7.9 million at fiscal 1995 year-end and $8.3 million reported one year ago. Selling prices were approximately 1.0% higher than a year ago.

     Gross profit of $13.2 million was $1.5 million or 12.2% greater than the same quarter of last year. Gross margins increased to 44.0% from 42.5%, reflecting a richer mix of higher-margin products.

     Operating expenses rose 11.3% to $9.2 million from $8.3 million in the first quarter of fiscal 1995. This increase reflects the Company's continued commitment to the expansion of its international sales and marketing, combined with the development of innovative new products that serve the global marketplace. Other expenses were $.4 million for the current quarter.

     Net income surpassed last year's first quarter by 20.4% and on a per share basis exceeded the same period of fiscal 1995 by 17.6%, rising from $.17 to $.20 per share. This improvement reflects solid sales growth combined with improved gross profit margins.

                            PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.

Item 1.  Legal Proceedings

The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene. Also, the company learned that a portion of the site had been used as a disposal area by previous owners of the site. The Company's consultant is investigating and has begun to remediate this area and believes that it is an additional likely source of contamination of soil and groundwater. In addition, the investigation of the site indicates that the groundwater contaminants may have migrated off-site. However, the extent of the contamination has not been fully delineated at this time. The Company is conducting additional investigations to determine the extent of contamination at and around the site and to determine the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including the possible presence of ongoing dumping activities by others in the vicinity around the Company's facilities.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)  Computation of earnings per common and
               common equivalent share

                                                            Three Months Ended
(Amounts in thousands, except per share data -                   12/30/95
unaudited)                                                 --------------------
                                                                         Fully
                                                            Primary    Diluted
                                                            -------    -------
Net Income                                                   $2,203     $2,203
                                                             ------     ------
Weighted average
 common shares                                               10,380     10,380
Incremental shares issuable
  for stock options outstanding
  (Treasury stock method)                                       590        590
                                                                ---        ---

Common and Common
 Equivalent Shares                                           10,970     10,970
                                                             ------     ------
                                                             ------     ------
Earnings per common and common
 equivalent shares                                           $ 0.20     $ 0.20
                                                             ------     ------
                                                             ------     ------

(b) There were no reports on Form 8-K filed during the quarter ended December 30, 1995.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WOODHEAD INDUSTRIES, INC.

                              /s/ Robert G. Jennings                   2/9/96
                              -------------------------               --------
                              Robert G. Jennings                         Date
                              Vice President - Finance
                              (Chief Financial Officer)

                              /s/ Joseph P. Nogal                      2/9/96
                              -------------------------               --------
                              Joseph P. Nogal                            Date
                              Treasurer/Controller
                              (Chief Accounting Officer)