Form 10-Q
period 1996-03-30
WOODHEAD INDUSTRIES INC
filed 1996-05-14
CIK 108215

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES ACT OF 1934

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 30, 1996         Commission File Number 0-5971



                               WOODHEAD INDUSTRIES, INC.
- --------------------------------------------------------------------------------


    DELAWARE                                               36-1982580
- --------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)



  2150 E. LAKE COOK RD., SUITE 400,  BUFFALO GROVE, IL.                 60089
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code                 (847) 465-8300


                                    NO CHANGE
- --------------------------------------------------------------------------------
    (Former name, former address or former fiscal year, if changes since last reports)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

On April 27, 1996 there were 10,389,879 shares of the Registrant's common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 30, 1996 and September 30, 1995

                                     ASSETS             (Amounts in thousands)
                                                       Unaudited
CURRENT ASSETS                                          3/30/96        9/30/95
                                                        -------        -------

  Cash and short-term securities                        $ 4,606        $ 4,202
  Accounts receivable                                    17,982         18,965
  Inventories (Note 3)                                   13,653         12,613
  Prepaid expenses                                        5,388          5,132
                                                        -------        -------
    Total current assets                                $41,629        $40,912
                                                        -------        -------

OTHER ASSETS                                            $   797        $ 1,039

PROPERTY, PLANT & EQUIPMENT, at cost                    $63,213        $61,464
  Less:  Accumulated depreciation                       (39,282)       (37,429)
                                                        -------        -------
  Net property, plant and equipment                     $23,931        $24,035
                                                        -------        -------

GOODWILL                                                $ 7,267        $ 7,425
                                                        -------        -------

TOTAL ASSETS                                            $73,624        $73,411
                                                        -------        -------
                                                        -------        -------

                     LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable                                      $ 5,884        $ 7,033
  Accrued expenses                                       10,554         12,509
  Income taxes                                            1,737          1,647
  Portion of long-term debt payable within one year          12             69
                                                        -------        -------
     Total current liabilities                          $18,187        $21,258
                                                        -------        -------

DEFERRED INCOME TAXES                                   $ 1,769        $ 1,749
                                                        -------        -------

LONG-TERM DEBT                                          $   -          $   -
                                                        -------        -------
STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                       $    -         $   -
  Common stock                                           10,390         10,374
  Additional paid-in capital                              1,476          1,248
  Cumulative translation adjustment                        (308)           140
  Retained earnings                                      42,110         38,642
                                                        -------        -------
    Total stockholders' investment                      $53,668        $50,404
                                                        -------        -------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT            $73,624        $73,411
                                                        -------        -------
                                                        -------        -------

     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data, unaudited)

                                     Three Months Ended       Six Months Ended
                                     -------------------     ------------------
                                     3/30/96      4/1/95     3/30/96     4/1/95
                                     -------     -------     -------    -------
NET SALES                            $31,675     $31,413     $61,643    $59,080

COST OF SALES                         17,630      17,614      34,421     33,534
                                     -------     -------     -------    -------

GROSS PROFIT                         $14,045     $13,799     $27,222    $25,546
   % of Net Sales                     44.3%       43.9%       44.2%      43.2%

OPERATING EXPENSES                     9,361       9,352      18,597     17,653
                                     -------     -------     -------    -------

    INCOME FROM OPERATIONS           $ 4,684     $ 4,447     $ 8,625    $ 7,893

OTHER EXPENSES, NET                      570         898       1,002      1,403
                                     -------     -------     -------    -------
   INCOME BEFORE INCOME
    TAXES                            $ 4,114     $ 3,549     $ 7,623    $ 6,490

PROVISION FOR INCOME TAXES           $ 1,499     $ 1,346     $ 2,805    $ 2,457
                                     -------     -------     -------    -------

NET INCOME                           $ 2,615     $ 2,203     $ 4,818    $ 4,033
                                     -------     -------     -------    -------
                                     -------     -------     -------    -------
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE
     (Note 4)                        $  0.24     $  0.20     $  0.44    $  0.37
                                     -------     -------     -------    -------
                                     -------     -------     -------    -------
COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                 10,952      10,807      10,961     10,765
                                     -------     -------     -------    -------
                                     -------     -------     -------    -------

DIVIDENDS PER SHARE                  $ 0.065     $ 0.063     $ 0.130    $ 0.127
                                     -------     -------     -------    -------
                                     -------     -------     -------    -------

     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                            Six Months Ended
                                                         ----------------------
                                                         3/30/96         4/1/95
                                                         -------        -------
Cash Flows from Operating Activities:
   Net income for the period                             $ 4,818        $ 4,033
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                         2,479          2,351
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                                   983           (270)
       Inventories                                        (1,040)        (1,159)
       Prepaid expenses                                     (256)          (706)
       Other assets                                            -           (189)
     Increases/(Decreases) in:
       Accounts payable                                   (1,149)          (704)
       Accrued expenses                                   (1,955)          (287)
       Income taxes                                           90            506
       Deferred income taxes                                  20            180
                                                         -------        -------
Net cash flows provided by operating activities          $ 3,990        $ 3,755
                                                         -------        -------
Cash Flows from Investing Activities:
   Purchases of property, plant & equipment              $(2,878)       $(4,579)
   Retirements or sales of property, plant and equipment     714            107
                                                         -------        -------
Net cash flows used for investing activities             $(2,164)       $(4,472)
                                                         -------        -------
Cash Flows from Financing Activities:
   Proceeds from short-term debt                         $     -       $     13
   Payments on short-term debt                               (57)            (2)
   Proceeds from long-term debt                                -         14,400
   Payments on long-term debt                                  -        (14,450)
   Sales of stock                                            244            251
   Dividend payments                                      (1,350)        (1,310)
                                                         -------        -------
Net cash flows used for financing activities             $(1,163)       $(1,098)
                                                         -------        -------

Effect of exchange rates                                 $  (259)       $   455
                                                         -------        -------

Net (Decrease) Increase in Cash & short-term securities  $   404        $(1,360)
                                                         -------        -------
                                                         -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
- --------------------------------------------------
Cash paid during the period for:
   Interest                                              $    21        $    66
   Income taxes                                          $ 2,504        $ 2,404


     See accompanying notes to condensed consolidated financial statements.

                           WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 1996


(1) The condensed consolidated balance sheets at March 30, 1996, and September 30, 1995, and the condensed consolidated statements of income and cash flow for the periods ended March 30, 1996, and April 1, 1995, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended March 30, 1996, and April 1, 1995, are not necessarily indicative of the results to be expected for the full year.

(3) It is the Company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw materials, work-in-process, and finished goods inventories at March 30, 1996, and September 30, 1995, is as follows:

                                                            (in thousands)
                                                       3/30/96    9/30/95
                                                       -------    -------
         Raw materials                                 $ 9,132    $ 8,528
         Work-in-process and finished goods              9,354      8,729
                                                       -------    -------
           Inventories before LIFO reserve              18,486     17,257
         Less: Reserve to reduce to LIFO                (4,833)    (4,644)
                                                       -------    -------
         Inventories, net                              $13,653    $12,613
                                                       -------    -------
                                                       -------    -------


(4) Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (10,952,000 and 10,961,000 for the quarter and six months ended March 30, 1996, respectively, 10,807,000 and 10,765,000 for the quarter and six months ended April 1, 1995, respectively). All shares and per share amounts have been adjusted for a three-for-two stock split effected in the form of a stock dividend in May, 1995.

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at March 30, 1996 and September 30, 1995 were 10,390,000 and 10,374,000, respectively.

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Working capital increased by $3.8 million for the first six months of fiscal 1996 with a current ratio of 2.3/1 compared with 1.9/1 at the end of the
prior fiscal year.   There was no long-term debt at the end of the quarter.
Short-term debt declined to $12 thousand for the period ended. The resultant debt-to-equity ratio was 0.02%. Return on assets rose to 14.4% from 13.4%, and return on equity improved to 20.0% from 19.2% for the comparable 12-month periods ending March 30, 1996 and April 1, 1995, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

    The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

    Second quarter net sales increased 0.8% to $31.7 million from $31.4 million reported for the same period last year. Domestic sales decreased by 4.8% reflecting a slow U.S. economy while international sales grew 17.1% compared with the second quarter of fiscal 1995 and constituted 29.7% of the total sales for the quarter just ended. Core product sales for the quarter were mixed; however, portable power products and molded connectors continued to show double-digit gains. The backlog of unfilled orders was $8.3 million compared with $7.9 million at fiscal 1995 year-end and $9.9 million reported one year ago. Selling prices were approximately 1.0% higher than a year ago.

    Gross profit of $14.0 million was $.2 million or 1.8% greater than the same quarter of last year. Gross profit margins increased to 44.3% from 43.9%, reflecting the effect of essentially flat year-over-year cost of goods sold on a slight sales increase.

    Operating expenses of $9.4 million remained unchanged while decreasing as a percent of sales to 29.6% compared to 29.8% in the second quarter of fiscal 1995. Other expenses of $.6 million were $.3 million less than the same period a year ago. This decrease is due to smaller provisions for litigation, environmental matters, and other contingencies as well as the absence of the effects of the peso devaluation reported for the same period a year ago.

    Net income exceeded last year's second quarter by 18.7% and on a per share basis surpassed the same period of fiscal 1995 by 20.0% rising to $.24 per share from $.20 per share.

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

The Company's consultant estimated that a minimum of $1.5 million of investigation and remediation expenses will be incurred at the site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. The Company, however, cannot estimate the time or potential magnitude of such costs at this time.

                           PART II.  OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.


Item 2.  Changes in Securities

RIGHTS AGREEMENT

On April 24, 1996, the Board of Directors of the Company approved the extension of the benefits afforded by the Company's existing rights plan by adopting a new shareholder rights plan. The new plan, like the existing plan, is intended to promote continuity and stability, deter coercive or partial offers which will not provide fair value to all shareholders and enhance the Board's ability to represent all shareholders and thereby maximize shareholder values.

Pursuant to the new Rights Agreement (the "Rights Agreement"), dated as of April 24, 1996, by and between the Company and Harris Trust and Savings Bank, as Rights Agent, one Right will be issued for each outstanding share of common stock, par value $1.00 per share, of the Company (the "Common Stock") upon the expiration of the Company's outstanding common stock purchase rights (May 29, 1996). Each of the new Rights will entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at the price of $65 per one one-thousandth of a share. The Rights, however, will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding Common Stock or a holder of 10% or more of the outstanding Common Stock is determined by the Board of Directors of the Company to be an Adverse Person (as defined in the Rights Agreement). If a person (an "Acquiring Person") acquires 15% or more of the outstanding Common Stock or a person is determined by the Board of Directors to be an Adverse Person (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the Acquiring Person or the Adverse Person) to purchase Common Stock of the Company having a market value equal to twice the exercise price of a Right. The new Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed, on May 29, 2006.

The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, a copy of which is incorporated by reference as Exhibit 4.[1] to this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.



Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 26, 1996. During the meeting, the following matters were voted upon with the total number of shares voted as follows:

                                              Votes Cast For   Votes Withheld
                                              --------------   --------------
Election of nominees to Board of Directors:
    Daniel T. Carroll                              9,077,321           39,335
    Robert D. Tuttle                               9,080,321           36,335

                                              Votes Cast For    Votes Against     Votes Abstained
                                              --------------    -------------     ---------------
Ratification of appointment of Arthur
Andersen LLP as the Company's independent
public accountants                                 9,067,025           18,335              31,596


The number of broker non-votes for each matter voted above was 300.

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)  Computation of earnings per common and
               common equivalent share

                                          Three Months Ended   Six Months Ended
(Amounts in thousands, except per share         3/30/96             3/30/96
data - unaudited)                          -----------------   -----------------
                                                      Fully               Fully
                                           Primary   Diluted   Primary   Diluted
                                           -------   -------   -------   -------
Net Income                                 $ 2,615   $ 2,615   $ 4,818   $ 4,818
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------

Weighted average                            10,389    10,389    10,384    10,384
  common shares
Incremental shares issuable
  for stock options outstanding
  (Treasury stock method)                      563       581       577       581
                                           -------   -------   -------   -------
Common and Common
  Equivalent Shares                         10,952    10,970    10,961    10,965
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------
Earnings per common and common
  equivalent shares                        $  0.24   $  0.24   $  0.44   $  0.44
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------

(b) There were no reports on Form 8-K filed during the quarter ended March 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WOODHEAD INDUSTRIES, INC.

                         /s/ Robert G. Jennings                     5/13/96
                         -------------------------              ----------------
                         Robert G. Jennings                           Date
                         Vice President - Finance
                         (Chief Financial Officer)

                         /s/ Joseph P. Nogal                        5/13/96
                         -------------------------              ----------------
                         Joseph P. Nogal                              Date
                         Treasurer/Controller
                         (Chief Accounting Officer)