Form 10-Q
period 1996-06-29
WOODHEAD INDUSTRIES INC
filed 1996-08-09
CIK 108215

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 29, 1996         Commission File Number 0-5971




                              WOODHEAD INDUSTRIES, INC.
- --------------------------------------------------------------------------------

         DELAWARE                                             36-1982580
- --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification
                                                                Number)



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

Yes  X   No
    ---     ---

On July 27, 1996 there were 10,416,479 shares of the Registrant's common stock outstanding.

                            PART I.  FINANCIAL INFORMATION

                              WOODHEAD INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         June 29, 1996 and September 30, 1995

                           ASSETS                       (Amounts in thousands)
                                                      Unaudited

CURRENT ASSETS                                          6/29/96        9/30/95
                                                       --------       --------
  Cash and short-term securities                        $ 6,258        $ 4,202
  Accounts receivable                                    17,763         18,965
  Inventories (Note 3)                                   13,569         12,613
  Prepaid expenses                                        4,883          5,132
                                                       --------       --------
    Total current assets                                $42,473        $40.912
                                                       --------       --------
OTHER ASSETS                                           $    690        $ 1,039

PROPERTY, PLANT & EQUIPMENT, at cost                    $64,061        $61,464
  Less:  Accumulated depreciation                       (40,277)       (37,429)
                                                       --------       --------
  Net property, plant and equipment                     $23,784        $24,035
                                                       --------       --------

GOODWILL                                                $ 7,161        $ 7,425
                                                       --------       --------
TOTAL ASSETS                                            $74,108        $73,411
                                                       --------       --------
                                                       --------       --------
           LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable                                      $ 4,771        $ 7,033
  Accrued expenses                                       11,034         12,509
  Income taxes                                              814          1,647
  Portion of long-term debt payable within one year           -             69
                                                       --------       --------
      Total current liabilities                         $16,619        $21,258
                                                       --------       --------

DEFERRED INCOME TAXES                                   $ 1,769        $ 1,749
                                                       --------       --------
LONG-TERM DEBT                                         $      -        $     -
                                                       --------       --------
STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                      $      -       $      -
  Common stock                                           10,390         10,374
  Additional paid-in capital                              1,478          1,248
  Cumulative translation adjustment                        (428)           140
  Retained earnings                                      44,280         38,642
                                                       --------       --------
    Total stockholders' investment                      $55,720        $50,404
                                                       --------       --------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT            $74,108        $73,411
                                                       --------       --------
                                                       --------       --------


        See accompanying notes to condensed consolidated financial statements.

                               WOODHEAD INDUSTRIES, INC
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share data, unaudited)




                                                 Three Months Ended             Nine Months Ended
                                              -----------------------        ----------------------
                                               6/29/96         7/1/95        6/29/96         7/1/95
                                              --------        -------        -------         ------
NET SALE                                       $30,557        $30,329        $92,200        $89,409

COST OF SALES                                   16,829         17,228         51,250         50,762
                                              --------        -------        -------         ------
GROSS PROFIT                                   $13,728        $13,101        $40,950        $38,647
   % of Net Sales                                44.9%          43.2%          44.4%          43.2%

OPERATING EXPENSES                               9,277          8,861         27,874         26,514
                                              --------        -------        -------         ------
    INCOME FROM OPERATIONS                     $ 4,451        $ 4,240        $13,076        $12,133

OTHER (INCOME)/EXPENSES, NET                      (163)           720            839          2,123
                                              --------        -------        -------         ------
   INCOME BEFORE INCOME
    TAXES                                      $ 4,614        $ 3,520        $12,237        $10,010

PROVISION FOR INCOME TAXES                     $ 1,717        $ 1,215        $ 4,522        $ 3,672
                                              --------        -------        -------         ------
NET INCOME                                     $ 2,897        $ 2,305        $ 7,715        $ 6,338
                                              --------        -------        -------         ------
                                              --------        -------        -------         ------

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE
     (Note 4)                                  $  0.26        $  0.21        $  0.70        $  0.59
                                              --------        -------        -------         ------
                                              --------        -------        -------         ------
COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                           10,947         10,874         10,954         10,806
                                              --------        -------        -------         ------
                                              --------        -------        -------         ------
DIVIDENDS PER SHARE                            $ 0.070        $ 0.065        $ 0.200        $ 0.192
                                              --------        -------        -------         ------
                                              --------        -------        -------         ------




    See accompanying notes to condensed consolidated financial statements.

                              WOODHEAD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Amounts in thousands - unaudited)


                                                            Nine Months Ended
                                                          --------------------
                                                           6/29/96      7/1/95
                                                          --------    --------
Cash Flows from Operating Activities:
   Net income for the period                               $ 7,715   $  6,338
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                           3,689      3,506
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                                   1,202        (143)
       Inventories                                            (956)     (1,924)
       Prepaid expenses                                        249        (698)
       Other assets                                              -        (178)
     Increases/(Decreases) in:
       Accounts payable                                     (2,262)       (570)
       Accrued expenses                                     (1,475)        580
       Income taxes                                           (833)        766
       Deferred income taxes                                    20         180
                                                          --------    --------
Net cash flows provided by operating activities            $ 7,349     $ 7,857
                                                          --------    --------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                $(3,849)    $(5,580)
   Retirements or sales of property, plant and equipment       714         112
                                                          --------    --------
Net cash flows used for investing activities               $(3,135)    $(5,468)
                                                          --------    --------

Cash Flows from Financing Activities:
   Proceeds from short-term debt                           $     -    $     13
   Payments on short-term debt                                 (69)        (19)
   Proceeds from long-term debt                                  -      16,200
   Payments on long-term debt                                    -     (16,263)
   Sales of stock                                              246       3,712
   Dividend payments                                        (2,077)     (5,433)
                                                          --------    --------
Net cash flows used for financing activities               $(1,900)    $(1,790)
                                                          --------    --------

Effect of exchange rates                                   $  (258)    $   399
                                                          --------    --------
Net (Decrease) Increase in Cash & short-term securities    $ 2,056     $   998
                                                          --------    --------
                                                          --------    --------

Supplemental disclosures of cash flow information:
- -------------------------------------------------
Cash paid during the period for:
   Interest                                                $    32     $    93
   Income taxes                                            $ 4,413     $ 3,365



        See accompanying notes to condensed consolidated financial statements.

                               WOODHEAD INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    June 29, 1996


(1) The condensed consolidated balance sheets at June 29, 1996, and September 30, 1995, and the condensed consolidated statements of income and cash flow for the periods ended June 29, 1996, and July 1, 1995, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended June 29, 1996, and July 1, 1995, are not necessarily indicative of the results to be expected for the full year.

(3) It is the Company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw materials, work-in-process, and finished goods inventories at June 29, 1996, and September 30, 1995, is as follows:


                                                           (in thousands)
                                                       6/29/96   9/30/95
                                                       -------   -------
     Raw materials                                     $ 9,081   $ 8,528
     Work-in-process and finished goods                  9,301     8,729
                                                       -------   -------
       Inventories before LIFO reserve                  18,382    17,257
     Less: Reserve to reduce to LIFO                    (4,813)   (4,644)
                                                       -------   -------
     Inventories, net                                  $13,569   $12,613
                                                       -------   -------
                                                       -------   -------

(4) Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (10,947,000 and 10,954,000 for the quarter and nine months ended June 29, 1996, respectively, 10,874,000 and 10,806,000 for the quarter and nine months ended June 29, 1996, respectively). All shares and per share amounts have been adjusted for a three-for two stock split effected in the form of a stock dividend in May, 1995.

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at June 29, 1996 and September 30, 1995 were 10,390,000 and 10,374,000 respectively.

                              WOODHEAD INDUSTRIES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Working capital increased by $6.2 million for the first nine months of fiscal 1996 with a current ratio of 2.6/1 compared with 1.9/1 at the end of the prior fiscal year. There was no long-term or short-term debt at the end of the quarter. Return on assets rose to 14.9% from 13.5% and return on equity improved to 20.4% from 19.3% for the comparable 12-month periods ending June 29, 1996 and July 1, 1995, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

     The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

     Third quarter net sales increased 0.8% to $30.6 million from $30.3 million reported for the same period last year. Domestic sales decreased by 2.4% reflecting the soft manufacturing sector of the U.S. economy, while international sales increased 8.6% compared with the third quarter of fiscal
1995 and constituted 31% of the total sales for the quarter just ended.   The
backlog of unfilled orders was $8.4 million compared with $7.9 million at fiscal year-end and $9.2 million reported one year ago. Selling prices were less than 1.0% higher than a year ago.

     Gross profit of $13.7 million was $.6 million or 4.8% greater than the same quarter of last year. Gross profit margins increased to 44.9% from 43.2%, due to cost reductions and increased manufacturing productivity.

     Operating expenses rose 4.7% to $9.3 million and increased as a percent of sales to 30.4% from 29.2% in the third quarter of 1995. Other (income)/expenses, of $(.2) million were $.8 million less than the same period a year ago. The favorable comparison was due to higher interest income and an accrual reversal of $.8 million (pre-tax) resulting from a 1991 jury verdict which was overturned in the Company's favor upon appeal.

     Net income exceeded last year's third quarter by 25.7% and on a per share basis surpassed the same period of fiscal 1995 by 23.8%, rising to $.26 from $.21 per share.

                              PART II. OTHER INFORMATION

                              WOODHEAD INDUSTRIES, INC.


Item 1.  Legal Proceedings

The Company is subject to federal and state hazardous substance cleanup laws that improve liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene. Also, the Company learned that a portion of the site had been used as a disposal area by previous owners of the site. The Company's consultant is investigating and has begun to remediate this area and believes that it is an additional likely source of contamination of soil and groundwater. In addition, the investigation of the site indicates that the groundwater contaminants may have migrated off-site. However, the extent of the contamination has not been fully delineated at this time. The Company is conducting additional investigations to determine the extent of contamination at and around the site and to determine the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including the possible presence of ongoing dumping activities by others in the vicinity around the Company's facilities.

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

                              WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)  Computation of earnings per common and
            common equivalent share




                                                      Three Months Ended              Nine Months Ended
(Amounts in thousands, except per share                    6/29/96                         6/29/96
data - unaudited)                                    ----------------------        ----------------------
                                                                     Fully                         Fully
                                                     PRIMARY        DILUTED        PRIMARY        DILUTED
                                                     -------        -------        -------        -------
Net Income                                           $ 2,897        $ 2,897        $ 7,715        $ 7,715
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
Weighted average                                      10,391         10,391         10,386         10,386
  common shares
Incremental shares issuable
  for stock options outstanding
  (Treasury stock method)                                556            556            568            568
                                                     -------        -------        -------        -------
Common and Common  Equivalent Shares                  10,947         10,947         10,954         10,954
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
Earnings per common and common
  equivalent shares                                   $ 0.26         $ 0.26         $ 0.70         $ 0.70
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------




(b)  Reports on Form 8-K filed during the quarter ended June 29, 1996.

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WOODHEAD INDUSTRIES, INC.





    /s/ Robert G. Jennings                                      8/8/96
    -------------------------------------                       -----------
    Robert G. Jennings
    Vice President - Finance
    (Chief Financial Officer)



    /s/ Joseph P. Nogal                                         8/8/96
     -------------------------------------                      -----------
    Joseph P. Nogal
    Treasurer/Controller
    (Chief Accounting Officer)