Form 10-K
period 1996-09-28
WOODHEAD INDUSTRIES INC
filed 1996-12-23
CIK 108215

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 1996
                        Commission file number 0-5971

[ ]                     TRANSITION REPORT PURSUANT TO
                          SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                          WOODHEAD INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                        36-1982580
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)

         2150 E. LAKE COOK RD., SUITE 400, BUFFALO GROVE, IL.    60089
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (847) 465-8300

         Securities registered pursuant to Section 12(g) of the Act:

    Common Stock, Par Value $1.00                 NASDAQ - National
    Preferred Stock Purchase Rights                 Market System
    -------------------------------        ------------------------------
         (Title of Class)                  (Exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in the Proxy Statement incorporated by reference
in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 23, 1996 was $136,276,869. Shares outstanding as of November 23, 1996 were 10,432,679.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders to be held January 24, 1997, and portions of the Annual Report to Stockholders for the year ended September 28, 1996 are incorporated by reference in Parts I, II, III, and IV.

                            ANNUAL REPORT FORM 10-K

                    FOR THE YEAR ENDED SEPTEMBER 28, 1996
             AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                               TABLE OF CONTENTS

ITEM NO.                                                                   PAGE

     1.  Business........................................................   2-4

     2.  Description of Property ........................................     4

     3.  Legal Proceedings ..............................................     5

     4.  Submission of Matters to a Vote of Securities Holders ..........     5

     5.  Market for Registrant's Common Equity and Related Stock
         Matters ........................................................   6-7

     6.  Selected Financial Data ........................................     7

     7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................     7

     8.  Financial Statements and Supplementary Data ....................     7

     9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure  ..................................     7

    10. Directors and Executive Officers of the Registrant ..............   8-9

    11. Executive Compensation ..........................................     9

    12. Security Ownership of Certain Beneficial Owners and Management ..     9

    13. Certain Relationships and Related Transactions ..................     9

    14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.   (Index of Exhibits is on Pages 16-18) ..........  9-13


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

     There were no material changes in the manner in which the Company conducted its business during fiscal 1996.

INDUSTRY SEGMENTS

     The Company consists of one business segment which can best be described as specialty power and signaling devices. That segment accounted for 98% of the sales and 95% of the earnings in 1996 and during the past five years has averaged 98% of sales and 95% of earnings. Molded rubber products, an immaterial business segment and therefore not reported separately, accounted for the remainder of the sales and earnings.

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

     The percent of sales and income for the three product classifications over the past five years is as follows:

                                     SALES                     INCOME
                           ------------------------   ------------------------
                           1996 1995 1994 1993 1992   1996 1995 1994 1993 1992

Electrical specialties       67   66   68   68   67     77   81   78   75   87
Reels and power systems      31   33   31   30   31     18   16   18   20    7
Molded rubber products        2    1    1    2    2      5    3    4    5    6

DISTRIBUTION

     All of the Company's products are of heavy-duty, industrial grade. These products are sold directly to users, to original equipment manufacturers, and through selected distributors, mainly in the United States, Canada, Europe and Asia with some sales going to other parts of the world. These distributors are serviced by manufacturers' agencies whose sales personnel solicit sales for the Company's products and promote them to the ultimate users. These agencies also represent other manufacturers whose lines, in general, are complementary to the Company's products.

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

BACKLOG

     On November 23, 1996, there were unshipped orders totalling approximately $10.0 million. Last year's backlog at approximately the same date was $8.7 million.

COMPETITION

     Products similar to those sold by the Company are manufactured and sold by other companies as well, resulting in a very competitive environment. However, the Company feels its ability to manufacture high quality products that serve specialized needs of industry through its highly efficient distribution channels differentiates the Company from its competitors.

RESEARCH AND DEVELOPMENT

     For the years ended September 28, 1996, September 30, 1995, and October 1, 1994, the Company expended approximately $2,513,000, $2,404,000, and $2,148,000, respectively, on the development of new products and the improvement of existing products. These expenditures included the compensation of engineers, designers, and drafters who were engaged in product development.

EMPLOYEES

     The Company has approximately 1,125 full-time employees.

FOREIGN AND EXPORT BUSINESS

     See footnote 8, page 32 of the Annual Report to Stockholders for the year ended September 28, 1996 which is incorporated herein by reference and filed as an exhibit to this report.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns facilities in the following locations:

                               Land Owned         Plant Floor Area
    Northbrook, Illinois        4.7 acres          125,000 sq. ft.
    Kalamazoo, Michigan        39.1 acres          116,000 sq. ft.
    Franklin, Massachusetts     6.6 acres           60,000 sq. ft.
    El Paso, Texas              5.0 acres           50,000 sq. ft.
    Belvidere, Illinois         3.5 acres           36,000 sq. ft.
    Juarez, Mexico               .8 acres           40,000 sq. ft.
    Netherlands                 1.3 acres           30,000 sq. ft.
    Wales, U.K.                 4.5 acres           25,000 sq. ft.

     All of the above properties are owned in fee except the land in Wales, U.K. which is held under a lease expiring in 2105.

     The Company also leases approximately 20,000 square feet in Ontario, Canada; 12,500 square feet in Remchingen, Germany; 10,500 square feet in Grand Rapids, Michigan; 7,000 square feet in Buffalo Grove, Illinois; 3,400 square feet in Thorigny-sur-Marne, France; and 6,400 square feet in Singapore. All plants are considered to be well-equipped and well-maintained. They are of masonry or steel construction. In the judgment of management, sufficient capacity is available at the above locations to cover the Company's needs at least through fiscal 1997.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, the Company learned that a portion of the site had been used as a disposal area by the previous owners of the site. The Company's consultant is investigating and has begun to remediate this area and believes that it is an additional likely source of contamination of soil and groundwater. In addition, the investigation of the site indicates that the groundwater contaminants have migrated off-site. The Company is currently discussing various remediation alternatives for both on-site and off-site contamination with the DEQ. The Company is conducting additional investigations to determine the extent of contamination at and around the site and to determine the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including the possible presence of ongoing dumping activities by others in the vicinity around the Company's facilities.

The Company's consultant has estimated that a minimum of $800,000 of investigation and remediation expenses remains to be incurred at the site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders either through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended September 28, 1996.

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

        Preferred Stock Purchase Rights have been distributed to stockholders and deemed to be attached to the shares of Common Stock of the Registrant. If and when the rights become exercisable, the holders initially would be entitled to purchase one unit consisting of one one-thousandths of a share ("unit") of Series A Junior Participating Preferred Stock at a purchase price of $65 per unit, subject to adjustment. See footnote 5, page 30 of the Annual Report to Stockholders for the year ended September 28, 1996, for further explanation. This footnote is incorporated herein by reference and filed as an exhibit to this report.

        The range in the market price per share of the common stock during the past two years was as follows:

                    1996                                 1995
         ----------------------------      ------------------------------
          Fiscal                            Fiscal
         Quarter      High       Low       Quarter         High       Low
            1st     16 3/4    13 7/8           1st     10 13/16    9 5/16
            2nd     15        13               2nd     13 5/16    10 1/2
            3rd     15 1/2    10               3rd     15         12 11/16
            4th     13 3/4    11 3/4           4th     14 3/4     12 1/2

    (b) The number of holders of record of the Company's securities as of December 11, 1996, was as follows:

                  Title of Class                   Number of Stockholders
               Common Stock                                   591
               Preferred Stock Purchase Rights                591

    (c) The cash dividends declared for the past two years were as follows:

                     1996                                    1995
         ----------------------------            ----------------------------
         Fiscal Quarter        Rate              Fiscal Quarter        Rate
             1st              $0.065                 1st              $0.063
             2nd              $0.070                 2nd              $0.065
             3rd              $0.070                 3rd              $0.065
             4th              $0.070                 4th              $0.065
                              ------                                  ------
                     Total    $0.275                         Total    $0.258
                              ------                                  ------
                              ------                                  ------

ITEM 6.  SELECTED FINANCIAL DATA

     The "Financial Profile" appearing on pages 18 and 19 of the Annual Report to Stockholders for the year ended September 28, 1996, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion of Operations and Financial Position" appearing on pages 16 and 17 of the Annual Report to Stockholders for the year ended September 28, 1996, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Report of Independent Public Accountants" included on page 34 and the consolidated financial statements with accompanying footnotes appearing on pages 20 through 33 of the Annual Report to Stockholders for the year ended September 28, 1996, are incorporated herein by reference and filed as an exhibit to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information appearing under the heading "Nominees and Continuing Directors" on pages 1 through 4 of the Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders to be held on January 24, 1997, is hereby incorporated herein by reference and made a part hereof.

        The following information is provided with respect to the executive officers of the Company:

                                                                  Position Held
         Name of Officer      Age          Position                   Since

        C. Mark DeWinter       54   President and Chief             July, 1993
                                     Executive Officer
        Robert G. Jennings     58   Vice President, Finance and     July, 1987
                                     Chief Financial Officer
        Robert J. Tortorello   47   Vice President, Corporate       June, 1995
                                     Development, General
                                     Counsel and Secretary
        Robert A. Moulton      47   Vice President, Human            May, 1987
                                     Resources
        Joseph P. Nogal        41   Treasurer/Controller and        July, 1993
                                     Assistant Secretary

        All officers are elected each year at the Annual Meeting of the Board of Directors which is held immediately following the annual meeting of stockholders. The next Annual Meeting of the Board of Directors will be held on January 24, 1997.

        The business experience of those executive officers who are not directors or nominees is as follows:

        Mr. Robert G. Jennings joined the Company in July, 1987.   He previously
        had served as Vice President, Finance and Treasurer for MagneTek, Inc. from 1984 to 1987 and was Vice President, Treasurer and Controller for Louis Allis Division, Litton Industries from 1973 to 1984.

        Mr. Robert J. Tortorello became the Company's General Counsel and Secretary in June, 1987. He was elected a Vice President of the Company in January, 1991. He assumed responsibility for the Company's corporate development activities in June, 1995. Before joining the Company, he was Assistant Vice President and Assistant to the Chairman at Beatrice Companies, Inc. from 1986 to 1987. Prior to that he had been a Senior Attorney at Beatrice since 1978.

        Mr. Robert A. Moulton joined the company in October, 1986 as Manager, Human Resources and was elected Vice President in May, 1987. He was formerly a Director, Personnel at G. D. Searle and Company from 1981 to 1986.

        Mr. Joseph P. Nogal became the Company's Treasurer/Controller in January, 1991. He was elected the Assistant Secretary of the Company in July, 1993. From 1986 to 1990, he had served as Controller of the Company's Canadian Operations. Prior to 1986, he had held various positions within the Company since he joined it in 1978.

        Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders to be held on January 24, 1997, is hereby incorporated herein by reference and made a part hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained under the headings "Directors' Compensation" on page 6 and "Executive Compensation" on pages 9 through 17 of the Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders to be held January 24, 1997, is incorporated herein by reference and made a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table and footnotes appearing under the heading "Stock Ownership of Management and Certain Beneficial Owners" appearing on page 7 of the Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders to be held January 24, 1997, are hereby incorporated by reference and made a part hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Nominees and Continuing Directors" appearing on pages 1 through 4 of the Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders to be held January 24, 1997, is incorporated by reference and made a part hereof.

                                    Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

    1.  Financial Statements (filed herewith as part of Exhibit 13):

        Consolidated Balance Sheets - at September 28, 1996, September 30, 1995, and October 1, 1994.

        Consolidated Statements of Income - for the years ended September 28, 1996, September 30, 1995, and October 1, 1994.

        Consolidated Statements of Stockholders' Investment - for the years ended September 28, 1996, September 30, 1995, and October 1, 1994.

        Consolidated Statements of Cash Flow - for the years ended September 28, 1996, September 30, 1995, and October 1, 1994.

        Notes to Consolidated Financial Statements.

    2.  Financial Statement Schedules

        The following consolidated financial information for the years ended September 28, 1996, September 30, 1995, and October 1, 1994, is submitted herewith:

                                                                          PAGE
            Report of Independent Public Accountants on Schedule
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

(b) No reports on Form 8-K were filed during the three months ended September 28, 1996.

(c)     Reference is made to Item 14(a) 3 above.

(d)     Reference is made to Item 14(a) 2 above.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 For the three years ended September 28, 1996
                                (in thousands)

                                                       Additions
                                                ------------------------
                                                              Charged to
                                  Balance at    Charged To         Other                    Balance
                                   Beginning     Costs and      Accounts    Deductions       at End
Description                        of Period      Expenses     -Describe     -Describe    of Period
-----------------------           ----------    ----------    ----------    ----------    ---------
Reserve for excess and
  obsolete inventory:

Year ended September 28, 1996      $ 1,076         $ 499            -       $(376) (1)     $ 1,192
                                                                               (7) (2)

Year ended September 30, 1995      $ 1,119         $ 402            -       $(425) (1)     $ 1,076
                                                                              (20) (2)

Year ended October 1, 1994         $ 1,304         $ 306            -       $(602) (1)     $ 1,119
                                                                               24  (2)
                                                                               87  (3)

--------------------
(1) Represents write-offs less recoveries.
(2) Foreign currency translation adjustment.
(3) Business acquired.

                      SUPPLEMENTARY NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

ACCRUED EXPENSES

     Accrued expenses at September 28, 1996, September 30, 1995, and October 1, 1994 consisted of the following:


                                             (in thousands)

                                       1996       1995       1994
                                       ----       ----       ----
     Payroll                          $3,014     $3,386     $3,050

     Pension and profit sharing        1,828      1,399      1,580

     Environmental                       800      1,519      1,310

     Litigation & related expenses       159        936      1,022

     Commissions                         995        780        687

     Insurance                           428        474        461

     Other                             4,030      4,015      2,640
                                     -------    -------    -------
                                     $11,254    $12,509    $10,750
                                     -------    -------    -------
                                     -------    -------    -------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ON SCHEDULE AND SUPPLEMENTARY NOTES

To Woodhead Industries, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Woodhead Industries, Inc. and subsidiaries included in the Woodhead Industries, Inc. Annual Report to Stockholders for the year ended September 28, 1996 incorporated by reference in this Form 10-K, and have issued our report thereon dated November 12, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and supplementary notes included on pages 11 through 12 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule and these notes have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP


Chicago, Illinois
November 12, 1996

                         INDEMNIFICATION UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 No. 33-77968 (filed April 22, 1994):

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

WOODHEAD INDUSTRIES, INC.

BY  /s/ Robert G. Jennings            BY  /s/  Joseph P. Nogal
  ---------------------------------     ---------------------------------
    Robert G. Jennings                    Joseph P. Nogal
    Vice President, Finance               Treasurer/Controller
    (Chief Financial Officer)             (Principal Accounting Officer)

Date   12/16/96
    --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by all of the following directors on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                         Title                 Date

/s/  ALAN REED                          Chairman                 12/16/96
   -----------------------------
     Alan Reed

/s/  C. MARK DEWINTER                   President and C.E.O.     12/16/96
   -----------------------------
     C. Mark DeWinter

/s/  CHARLES W. DENNY                   Director                 12/16/96
   -----------------------------
     Charles W. Denny

/s/  SARILEE K. NORTON                  Director                 12/17/96
   -----------------------------
     Sarilee K. Norton

/s/  RICHARD A. VIRZI                   Director                 12/18/96
   -----------------------------
     Richard A. Virzi

                                 EXHIBIT INDEX

Exhibit
Number                               Description
---------                        --------------------

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

       (b) The Preferred Stock Purchase Rights Plan adopted April 24, 1996, as set forth in Exhibit 4 of the Quarterly Report on Form 10-Q filed on May 14, 1996, is incorporated herein by reference and made a part hereof.

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

                            EXHIBIT INDEX (cont'd.)

Exhibit
Number                               Description
---------                        --------------------

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

      (f) The 1996 Stock Awards Plan is set forth in Exhibit A of Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders to be held January 24, 1997, which is incorporated herein by referfence and made a part hereof.

      (g) The 1990 Directors Stock Option Plan for non-employee Directors as set forth in Exhibit B of Registrant's definitive proxy statement dated December 19, 1990, for the annual meeting of stockholders held
          January 25, 1991, which is incorporated herein by reference and made a part hereof.

      (h) The 1993 Directors Stock Option Plan for non-employee Directors as set forth as Exhibit B of Registrant's definitive proxy statement dated December 22, 1993 for the annual meeting of stockholders held January 28, 1994, which is incorporated herein by reference and made a part hereof.

      (i) The Management Incentive Plan effective for fiscal 1996 as described on page 16 of the Registrant's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders held January 26, 1996, which page is incorporated herein by reference and made a part hereof.

      (j) The Plan of Compensation for Outside Directors, as set forth in Item (10) of the exhibits to the Form 10-K Annual Report for the year ending September 18, 1985, which is incorporated herein by reference and is made a part hereof.

      (k) The 1990 Supplemental Executive Retirement Plan ("SERP") as set forth on page 15 of Registrant's definitive proxy statement dated
          December 21, 1995, for the annual meeting of stockholders held January 26, 1996, which page is incorporated herein by reference and made a part hereof.


Exhibit
Number                               Description                                    Page
---------                        --------------------                               ----
(10) (l)  Severance Agreement as set forth in Item (10) of the exhibits to
          Form l0-K Annual Report for the year ending October 1, 1994, which is incorporated herein by reference and is made a part hereof, with C. Mark DeWinter dated September 7, 1989.
          Robert G. Jennings, Robert A. Moulton, Joseph P. Nogal,
          Terry L. Spandet, and Robert J. Tortorello have substantially identical contracts.

(11)  Statement regarding computation of per share earnings                          19

(13)  The following items incorporated by reference herein from the Annual
      Report to Stockholders for the year ended September 28, 1996 (the
      "1996 Annual Report"), are filed as Exhibits to this report:

       (a) Information under the footnote entitled "Information about the Company's Operations in Different Geographic Areas" set forth on
           Page 32 of the 1996 Annual Report;

       (b) Information under the footnote entitled "Capital Stock" set forth on Page 30 of the 1996 Annual Report;

       (c) Information under the section entitled "Financial Profile" set forth on Pages 18-19 of the 1996 Annual Report;

       (d) Information under the section entitled "Management's Discussion of Operations and Financial Position" set forth on Pages 16-l7 of the 1996 Annual Report;

       (e) Report of Independent Public Accountants set forth on Page 34 of the
           1996 Annual Report;

       (f) Consolidated Financial Statements set forth Pages 20-23 of the 1996
           Annual Report; and

       (g) Notes to Consolidated Financial Statements set forth on Pages 24-33 of the 1996 Annual Report.

(21)  Subsidiaries of the Registrant                                                 20

(23)  Consent of Arthur Andersen LLP                                                 21

(27)  Financial Data Schedule for the year ended September 28, 1996.