Form 10-Q
period 1996-12-28
WOODHEAD INDUSTRIES INC
filed 1997-02-05
CIK 108215

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

For the Quarter Ended December 28, 1996            Commission File Number 0-5971


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

On January 25, 1997 there were 10,442,179 shares of the Registrant's common stock outstanding.

                            PART I.  FINANCIAL INFORMATION

                              WOODHEAD INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       December 28, 1996 and September 28, 1996


                                      ASSETS              (Amounts in thousands)
                                                        Unaudited
CURRENT ASSETS                                           12/28/96      9/28/96
                                                         --------     --------
  Cash and short-term securities                         $  9,285     $ 10,050
  Accounts receivable                                      19,190       18,777
  Inventories (Note 3)                                     14,623       12,707
  Prepaid expenses                                          5,457        5,516
                                                         --------     --------
    Total current assets                                 $ 48,555     $ 47,050
                                                         --------     --------

OTHER ASSETS                                             $    432     $    557

PROPERTY, PLANT & EQUIPMENT, at cost                     $ 66,244     $ 64,499
  Less - Accumulated depreciation                         (41,993)     (40,834)
                                                         --------     --------
  Net property, plant and equipment                      $ 24,251     $ 23,665
                                                         --------     --------

GOODWILL                                                 $  7,033     $  7,113
                                                         --------     --------

TOTAL ASSETS                                             $ 80,271     $ 78,385
                                                         --------     --------
                                                         --------     --------

                        LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable                                       $  6,001     $  6,162
  Accrued expenses                                          9,771       11,254
  Income taxes                                              2,333        1,313
  Portion of long-term debt payable within one year             -            -
                                                         --------     --------
      Total current liabilities                          $ 18,105     $ 18,729
                                                         --------     --------

DEFERRED INCOME TAXES                                    $  1,897     $  1,779
                                                         --------     --------

LONG-TERM DEBT                                           $      -     $      -
                                                         --------     --------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                        $      -     $      -
  Common stock                                             10,436       10,419
  Additional paid-in capital                                1,786        1,571
  Cumulative translation adjustment                          (330)        (616)
  Retained earnings                                        48,377       46,503
                                                         --------     --------
     Total stockholders' investment                      $ 60,269     $ 57,877
                                                         --------     --------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT             $ 80,271     $ 78,385
                                                         --------     --------
                                                         --------     --------

        See accompanying notes to condensed consolidated financial statements.

                               WOODHEAD INDUSTRIES, INC
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (Amounts in thousands, unaudited)


                                                           Three Months Ended
                                                         ----------------------
                                                         12/28/96     12/30/95
                                                         --------     --------
NET SALES                                                $ 32,163     $ 29,968

COST OF SALES                                              17,807       16,791
                                                         --------     --------

GROSS PROFIT                                             $ 14,356     $ 13,177
   % of Net Sales                                           44.6%        44.0%

OPERATING EXPENSES                                          9,736        9,236
                                                         --------     --------

    INCOME FROM OPERATIONS                               $  4,620     $  3,941

OTHER EXPENSES, NET                                           261          432
                                                         --------     --------

   INCOME BEFORE INCOME TAXES                            $  4,359     $  3,509

PROVISION FOR INCOME TAXES                               $  1,755     $  1,306
                                                         --------     --------

NET INCOME                                               $  2,604     $  2,203
                                                         --------     --------
                                                         --------     --------

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 4)                             $   0.24     $   0.20
                                                         --------     --------
                                                         --------     --------

COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING                                      10,926       10,970
                                                         --------     --------
                                                         --------     --------

DIVIDENDS PER SHARE                                      $  0.070     $  0.065
                                                         --------     --------
                                                         --------     --------


        See accompanying notes to condensed consolidated financial statements.

                              WOODHEAD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                          (Amounts in thousands - unaudited)



                                                          Three Months Ended
                                                        ----------------------
                                                         12/28/96     12/30/95
                                                         --------     --------
Cash Flows from Operating Activities:
   Net income for the period                             $  2,604     $  2,203
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                          1,216        1,208
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                                   (413)       1,918
       Inventories                                         (1,916)      (1,516)
       Prepaid expenses                                        59         (113)
       Other assets                                             4           11
     Increases/(Decreases) in:
       Accounts payable                                      (161)      (1,448)
       Accrued expenses                                    (1,483)      (1,716)
       Income taxes                                         1,020          683
       Deferred income taxes                                  118           20
                                                         --------     --------
Net cash flows provided by operating activities          $  1,048     $  1,250
                                                         --------     --------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment              $ (1,601)    $ (1,067)
   Retirements or sales of property, plant and equipment       22           36
                                                         --------     --------
   Net cash flows used for investing activities          $ (1,579)    $ (1,031)
                                                         --------     --------

Cash Flows from Financing Activities:
   Payments on short-term debt                           $      -     $   ( 29)
   Sales of stock                                             232          208
   Dividend payments                                         (730)        (675)
                                                         --------     --------
Net cash flows provided by financing activities          $   (498)    $   (496)
                                                         --------     --------

Effect of exchange rates                                 $    264     $   (197)
                                                         --------     --------

Net (Decrease)/Increase in Cash & short-term securities  $   (765)    $   (474)
                                                         --------     --------
                                                         --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                              $     10     $     12
   Income taxes                                          $    290     $    546




        See accompanying notes to condensed consolidated financial statements.

                              WOODHEAD INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   December 28,1996

(1) The condensed consolidated balance sheets at December 28, 1996, and September 28, 1996, and the condensed consolidated statements of income and cash flows for the three-month periods ended December 28, 1996, and December 30, 1995, reflect, in the opinion of the company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended December 28, 1996, and December 30, 1995, are not necessarily indicative of the results to be expected for the full year.

(3) It is the company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw material, work-in-process, and finished goods inventories at December 28, 1996, and September 28, 1996, is as follows:
                                                      (in thousands)
                                                 12/28/96       9/28/96
                                                 --------       -------
         Raw materials                            $ 9,912       $ 8,917
         Work-in-process and finished goods         9,524         8,567
                                                 --------       -------
           Inventories before LIFO reserve         19,436        17,484
         Less: Reserve to reduce to LIFO           (4,813)       (4,777)
                                                 --------       -------
         Inventories, net                         $14,623       $12,707
                                                 --------       -------
                                                 --------       -------


(4) Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (10,926,000 for the quarter ended December 28, 1996 and 10,970,000 for the quarter ended December 30, 1995).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at December 28, 1996 and September 28, 1996 were 10,436,000 and 10,419,000, respectively.

                              WOODHEAD INDUSTRIES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Working capital increased by $2.2 million during the quarter ended December 28, 1996 with a current ratio of 2.7/1 compared with 2.5/1 at the end of the prior fiscal year. There was no long-term or short-term debt at the end of the quarter. Return on assets rose to 14.5% from 14.1% and return on equity decreased to 19.7% from 20.0% for the comparable 12-month periods ending December 28, 1996 and December 30, 1995, respectively. The company's financial position remains strong and significant borrowing capacity is available should the need arise.

    The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release
of certain substances at one of the Company's facilities.   For additional
information concerning the environmental matter, see "Item 1. Legal
Proceedings".

OPERATING RESULTS

    First quarter net sales rose 7.3% to $32.2 million from $30.0 million reported for the same period last year. Strong domestic sales, supported by aggressive marketing programs and new product introductions, rose 9.8%, while international sales grew a modest 1.7% over the first quarter of fiscal 1996 and constituted 29% of the total sales for the quarter just ended. The backlog of unfilled orders was $10.4 million compared with $8.6 million at fiscal 1996 year-end and $8.3 million reported one year ago. Selling prices increased less than 1% when compared to the same period one year ago.

    Gross profit of $14.4 million was $1.2 million or 8.9% greater than the same quarter of last year. Gross profit margins increased to 44.6% from 44.0%, reflecting the effect of richer mix of higher-margin products.

    Operating expenses increased 5.4% to $9.7 million from $9.2 million in the first quarter of fiscal 1996. As a percent of sales, operating expenses decreased to 30.3% from 30.8% attributable to the company's continued attention to cost controls while maintaining its planned expansion of international sales and new product development. Other expenses were $.3 million for the current quarter.

    Net income surpassed last year's first quarter record by 18.2% and on a per share basis exceeded the like period of fiscal 1995 by 20.0%, rising from $.20 to $.24 per share. This improvement reflects solid sales growth combined with improved gross profit margins along with a higher effective tax rate.

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

The Company's consultant estimated that a minimum of $800,000 of investigation and remediation expenses remained to be incurred at the site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    (11)  Computation of earnings per common and
          common equivalent share
    (27)  Financial data schedule (Electronic filings only)

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 28, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WOODHEAD INDUSTRIES, INC.

                             /s/ Robert G. Jennings                     2/5/97
                             ------------------------------           ---------
                             Robert G. Jennings                          Date
                             Vice President - Finance
                             (Chief Financial Officer)

                             /s/ Joseph P. Nogal                        2/5/97
                             ------------------------------           ---------
                             Joseph P. Nogal                             Date
                             Treasurer/Controller
                             (Chief Accounting Officer)