Form 10-Q
period 1997-03-29
WOODHEAD INDUSTRIES INC
filed 1997-05-12
CIK 108215

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 29, 1997             Commission File Number 0-5971



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

Yes  X   No ____

On April 26, 1997 there were 10,451,562 shares of the Registrant's common stock outstanding.

                            PART I.  FINANCIAL INFORMATION

                              WOODHEAD INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        March 29, 1997 and September 28, 1996

                                        ASSETS         (Amounts in thousands)
                                                        Unaudited
CURRENT ASSETS                                          3/29/97      9/28/96
                                                        -------      -------
  Cash and short-term securities                       $ 7,412       $10,050
  Accounts receivable                                   20,267        18,777
  Inventories (Note 3)                                  14,578        12,707
  Prepaid expenses                                       5,240         5,516
                                                         -----         -----
    Total current assets                               $47,497       $47,050
                                                       -------       -------

OTHER ASSETS                                           $   354       $   557

PROPERTY, PLANT & EQUIPMENT, at cost                   $69,697       $64,499
  Less:  Accumulated depreciation                      (42,835)      (40,834)
                                                       --------      -------
  Net property, plant and equipment                    $26,862       $23,665
                                                       --------      -------

GOODWILL                                               $ 6,943       $ 7,113
                                                       --------      -------

TOTAL ASSETS                                           $81,656       $78,385
                                                       --------      -------
                                                       --------      -------

                        LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable                                     $ 5,537       $ 6,162
  Accrued expenses                                      11,337        11,254
  Income taxes                                             978         1,313
  Portion of long-term debt payable within one year          -             -
                                                       --------      -------
     Total current liabilities                         $17,852       $18,729
                                                       --------      -------

DEFERRED INCOME TAXES                                  $ 1,897       $ 1,779
                                                       --------      -------

LONG-TERM DEBT                                         $      -      $     -
                                                       --------      -------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                      $     -        $    -
  Common stock                                          10,452        10,419
  Additional paid-in capital                             1,942         1,571
  Cumulative translation adjustment                     (1,115)         (616)
  Retained earnings                                     50,628        46,503
                                                       --------      -------
   Total stockholders' investment                      $61,907       $57,877
                                                       --------      -------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT           $81,656       $78,385
                                                       --------      -------

        See accompanying notes to condensed consolidated financial statements.

                                 WOODHEAD INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in thousands except per share data, unaudited)



                            THREE MONTHS ENDED       SIX MONTHS ENDED
                             ------------------       ----------------
                           3/29/97     3/30/96      3/29/97     3/30/96
                           -------     -------      -------     -------

NET SALES                  $35,503     $31,675      $67,666     $61,643

COST OF SALES               19,494      17,630       37,301      34,421
                           -------     -------      -------     -------

GROSS PROFIT               $16,009     $14,045      $30,365     $27,222
   % of Net Sales            45.1%       44.3%        44.9%       44.2%

OPERATING EXPENSES          10,614       9,361       20,350      18,597
                           -------     -------      -------     -------

    INCOME FROM OPERATIONS $ 5,395    $ 4,684      $10,015     $ 8,625

OTHER EXPENSES, NET            291         570          552       1,002
                           -------     -------      -------     -------

   INCOME BEFORE INCOME
    TAXES                  $ 5,104     $ 4,114      $ 9,463     $ 7,623

PROVISION FOR INCOME TAXES $ 2,017    $ 1,499      $ 3,772     $ 2,805
                           -------     -------      -------     -------

NET INCOME                 $ 3,087     $ 2,615      $ 5,691     $ 4,818
                           -------     -------      -------     -------
                           -------     -------      -------     -------

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE
     (Note 4)              $  0.28     $  0.24      $  0.52     $  0.44
                           -------     -------      -------     -------
                           -------     -------      -------     -------


COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING       11,007     10,952       10,965      10,961
                           -------     -------      -------     -------
                           -------     -------      -------     -------

DIVIDENDS PER SHARE        $ 0.080     $ 0.065      $ 0.150     $ 0.130
                           -------     -------      -------     -------
                           -------     -------      -------     -------


        See accompanying notes to condensed consolidated financial statements.

                              WOODHEAD INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)


                                                    SIX MONTHS ENDED
                                                    --------------------
                                                   3/29/97      3/30/96
                                                    -------      -------
Cash Flows from Operating Activities:
   Net income for the period                       $ 5,691     $  4,818
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                   2,533        2,479
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                          (1,490)         983
       Inventorie                                   (1,871)      (1,040)
       Prepaid expenses                                276         (256)
       Other assets                                    (63)           -
     Increases/(Decreases) in:
       Accounts payable                               (625)      (1,149)
       Accrued expenses                                 83       (1,955)
       Income taxes                                   (335)          90
       Deferred income taxes                           118           20
                                                   -------       -------
Net cash flows provided by operating activities   $  4,317      $ 3,990
                                                  --------      --------
Cash Flows from Investing Activities:
   Purchases of property, plant & equipment       $(5,699)      $(2,878)

   Retirements or sales of property, plant and
   equipment                                           40           714
                                                  --------      --------

Net cash flows used for investing activities      $(5,659)      $(2,164)
                                                  --------      --------

Cash Flows from Financing Activities:
   Payments on short-term debt                    $     -       $   (57)
   Sales of stock                                     404           244
   Dividend payments                               (1,566)        1,350)
                                                  --------      --------
Net cash flows used for financing activities      $(1,162)      $(1,163)
                                                  --------      --------

Effect of exchange rates                          $  (134)      $  (259)
                                                  --------      --------

Net (Decrease) Increase in Cash & short-term      $(2,638)      $   404
securities                                        --------      --------
                                                  --------      --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
Cash paid during the period for:
   Interest                                       $    19       $    21
   Income taxes                                   $ 3,504       $ 2,504


     See accompanying notes to condensed consolidated financial statements.

                              WOODHEAD INDUSTRIES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    March 29, 1997


(1) The condensed consolidated balance sheets at March 29, 1997, and September 28, 1996, and the condensed consolidated statements of income and cash flow for the periods ended March 29, 1997, and March 30, 1996, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended March 29, 1997, and March 30, 1996, are not necessarily indicative of the results to be expected for the full year.

(3) It is the Company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw materials, work-in-process, and finished goods inventories at March 29, 1997, and September 28, 1996, is as follows:
                                                              (in thousands)
                                                        3/29/97      9/28/96
                                                        -------      -------
         Raw materials                                  $ 9,920      $ 8,917
         Work-in-process and finished goods               9,531        8,567
                                                        -------      -------
           Inventories before LIFO reserve               19,451       17,484
         Less: Reserve to reduce to LIFO                 (4,873)      (4,777)
                                                        -------      -------
         Inventories, net                               $14,578      $12,707
                                                        -------      -------
                                                        -------      -------


(4) Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (11,007,000 and 10,965,000 for the quarter and six months ended March 29, 1997, respectively, 10,952,000 and 10,961,000 for the quarter and six months ended March 30, 1996, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at March 29, 1997 and September 28, 1996 were 10,452,000 and 10,419,000, respectively.

(6) In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share". SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share which excludes the dilutive effect of common stock equivalents. The Company's basic earnings per share is not expected to be materially different from primary earnings per share.

                              WOODHEAD INDUSTRIES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Working capital increased by $1.3 million for the first six months of fiscal 1997 with a current ratio of 2.7/1 compared with 2.5/1 at the end of
the prior fiscal year.   There was no long-term or short-term debt at the end
of the quarter. Return on assets rose to 14.9% from 14.4%, and return on equity remained at 20.0% for the comparable 12-month periods ending March 29, 1997 and March 30, 1996, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

    The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

    Second quarter net sales rose 12.0% to $35.5 million from $31.7 million reported for the same period last year. Domestic sales increased 16.2% during the quarter with the highest growth rates occurring in the molded connector and ergonomic workstation product lines, while international sales grew 2.4% over the second quarter of fiscal 1997 and constituted 27% of the sales for the quarter just ended. The backlog of unfilled orders was $10.6 million compared with $8.6 million at fiscal 1996 year-end and $8.3 million reported one year ago. Selling prices increased less than 1.0% when compared to the same period one year ago.

    Gross profit of $16.0 million was $2.0 million or 14.3% greater than the same quarter of last year. Gross profit margins increased to 45.1% from 44.3%, reflecting the effect of the introduction of new products and continuous cost reduction programs.

    Operating expenses increased 12.8% to $10.6 million from $9.4 million in the second quarter of fiscal 1997. As a percent of sales, operating expenses increased to 29.9% from 29.6% reflecting the Company's continued investment in marketing and engineering programs and the added costs of operating its new subsidiary in Japan. Other expenses were $.3 million for the current quarter.


    Net income exceeded last year's second quarter by 18.0% and on a per share basis surpassed the same period of fiscal 1996 by 16.7% rising to $.28 per share from $.24 per share. This increase reflects the impact of the sales growth combined with improved gross profit margins offset by a higher effective tax rate of 39.5% vs. 36.4% in 1996.

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

The Company's consultant estimated that a minimum of $800,000 of investigation and remediation expenses remained to be incurred at the site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

                              PART II. OTHER INFORMATION

                              WOODHEAD INDUSTRIES, INC.



Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 24, 1997. During the meeting, the following matters were voted upon with the total number of shares voted as follows:

                                            VOTES CAST FOR   VOTES WITHHELD
                                             --------------   --------------

Election of nominees to Board of Directors:
    Charles W. Denny                              9,498,948          35,979
    C. Mark DeWinter                              9,493,118          41,809
    Sarilee K. Norton                             9,498,224          36,813
    Alan L. Shaffer                               9,497,514          37,413




                         VOTES CAST FOR     VOTES AGAINST    VOTES ABSTAINED
                          --------------     -------------    ---------------
Approval of 1996 Stock
Awards Plan                    8,706,860           393,049            274,161





                         VOTES CAST FOR     VOTES AGAINST    VOTES ABSTAINED
                          --------------     -------------    ---------------

Ratification of
appointment of Arthur
Andersen LLP as the
Company's independent
public accountants            9,457,100            29,932             47,895


The number of broker non-votes for each matter voted above was 500.

                              PART II. OTHER INFORMATION

                              WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (11)  Computation of earnings per common and
               common equivalent share
     (27)  Financial data schedule (Electronic filings only)


(b)  Reports on Form 8-K


 There were no reports on Form 8-K filed during the quarter ended March 29, 1997.

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WOODHEAD INDUSTRIES, INC.


                        /s/ ROBERT G. JENNINGS                    5/12/97
                         ----------------------                    --------
                        Robert G. Jennings                         Date
                        Vice President - Finance
                        (Chief Financial Officer)


                        /s/ JOSEPH P. NOGAL                       5/12/97
                         ----------------------                    --------
                        Joseph P. Nogal                            Date
                        Treasurer/Controller
                        (Chief Accounting Officer)

                                   EXHIBIT 11
                              WOODHEAD INDUSTRIES, INC.
            COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
              (Amounts in thousands, except per share data - unaudited)


                                  Three Months Ended         Six Months Ended
                                        3/29/97                  3/29/97
                                  ------------------         -----------------
                                               Fully                     Fully
                                  Primary    Diluted         Primary   Diluted
                                  -------    -------         -------   -------
Net Income                        $  3,087  $  3,087         $  5,691 $  5,691
                                  --------  --------         --------  -------
                                  --------  --------         --------  -------

Weighted average
  common shares                     10,445    10,445           10,437   10,437
Incremental shares issuable
  for stock options outstanding
  (Treasury stock method)              562       574              528      574
                                  --------  --------         --------  -------



Common and Common
  Equivalent Shares                  11,007    11,019          10,965   11,011
                                   --------  --------        --------  -------
                                   --------  --------        --------  -------


Earnings per common and common
  equivalent shares                   $0.28     $0.28           $0.52    $0.52
                                   --------  --------        --------  -------
                                   --------  --------        --------  -------