Form 10-Q
period 1997-06-28
WOODHEAD INDUSTRIES INC
filed 1997-08-11
CIK 108215

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 28, 1997              Commission File Number 0-5971



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

On July 26, 1997 there were 10,503,112 shares of the Registrant's common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 28, 1997 and September 28, 1996


                                  ASSETS                        (Amounts in thousands)
                                                                Unaudited
CURRENT ASSETS                                                   6/28/97         9/28/96
                                                                ---------       ---------
  Cash and short-term securities.............................    $ 8,331         $10,050
  Accounts receivable........................................     19,714          18,777
  Inventories (Note 3).......................................     16,171          12,707
  Prepaid expenses...........................................      4,827           5,516
                                                                ---------       ---------
    Total current assets.....................................    $49,043         $47,050
                                                                ---------       ---------

OTHER ASSETS.................................................    $   314         $   557

PROPERTY, PLANT & EQUIPMENT, at cost.........................    $71,930         $64,499
  Less:  Accumulated depreciation............................    (43,709)        (40,834)
                                                                ---------       ---------
  Net property, plant and equipment..........................    $28,221         $23,665
                                                                ---------       ---------

GOODWILL.....................................................    $ 6,841         $ 7,113

TOTAL ASSETS.................................................    $84,419         $78,385
                                                                ---------       ---------
                                                                ---------       ---------

                     LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
  Accounts payable...........................................    $ 5,203         $ 6,162
  Accrued expenses...........................................     12,526          11,254
  Income taxes...............................................        234           1,313
  Portion of long-term debt payable within one year..........          -               -
                                                                ---------       ---------
     Total current liabilities...............................    $17,963         $18,729
                                                                ---------       ---------

DEFERRED INCOME TAXES........................................    $ 1,896         $ 1,779
                                                                ---------       ---------

LONG-TERM DEBT...............................................    $     -         $     -
                                                                ---------       ---------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock............................................    $     -         $     -
  Common stock...............................................     10,499          10,419
  Additional paid-in capital.................................      2,136           1,571
  Cumulative translation adjustment..........................     (1,048)           (616)
  Retained earnings..........................................     52,973          46,503
                                                                ---------       ---------
    Total stockholders' investment...........................    $64,560         $57,877
                                                                ---------       ---------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT.................    $84,419         $78,385
                                                                ---------       ---------
                                                                ---------       ---------


        See accompanying notes to condensed consolidated financial statements.

                              WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in thousands except per share data, unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                  ------------------------     -------------------------
                                                                   6/28/97        6/29/96        6/28/97        6/29/96
                                                                  ---------      ---------     ----------      ---------

NET SALES.....................................................     $35,495        $30,557       $103,161        $92,200

COST OF SALES.................................................      19,581         16,829         56,882         51,250
                                                                  ---------      ---------     ----------      ---------

GROSS PROFIT..................................................     $15,914        $13,728        $46,279        $40,950
   % of Net Sales.............................................        44.8%          44.9%          44.9%          44.4%

OPERATING EXPENSES............................................      10,384          9,277         30,734         27,874
                                                                  ---------      ---------     ----------      ---------

    INCOME FROM OPERATIONS....................................     $ 5,530        $ 4,451        $15,545        $13,076

OTHER (INCOME)/EXPENSES, NET..................................         273           (163)           825            839
                                                                  ---------      ---------     ----------      ---------

   INCOME BEFORE INCOME TAXES.................................     $ 5,257        $ 4,614        $14,720        $12,237

PROVISION FOR INCOME TAXES....................................     $ 2,076        $ 1,717        $ 5,848        $ 4,522
                                                                  ---------      ---------     ----------      ---------

NET INCOME....................................................     $ 3,181        $ 2,897        $ 8,872        $ 7,715
                                                                  ---------      ---------     ----------      ---------
                                                                  ---------      ---------     ----------      ---------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Note 4)....     $  0.29        $  0.26        $  0.81        $  0.70
                                                                  ---------      ---------     ----------      ---------
                                                                  ---------      ---------     ----------      ---------

COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING...............      11,054         10,947         10,979         10,954
                                                                  ---------      ---------     ----------      ---------
                                                                  ---------      ---------     ----------      ---------

DIVIDENDS PER SHARE...........................................     $ 0.080        $ 0.070        $ 0.230        $ 0.200
                                                                  ---------      ---------     ----------      ---------
                                                                  ---------      ---------     ----------      ---------


See accompanying notes to condensed consolidated financial statements.

                          WOODHEAD INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Amounts in thousands - unaudited)


                                                                    Nine Months Ended
                                                                  ----------------------
                                                                  6/28/97        6/29/96
                                                                 ---------      ---------

Cash Flows from Operating Activities:
   Net income for the period..................................    $ 8,872        $ 7,715
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization............................      3,795          3,689
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable....................................       (937)         1,202
       Inventorie.............................................     (3,464)          (956)
       Prepaid expenses.......................................        689            249
       Other assets...........................................        (62)             -
     Increases/(Decreases) in:
       Accounts payable.......................................       (959)        (2,262)
       Accrued expenses.......................................      1,272         (1,475)
       Income taxes...........................................     (1,079)          (833)
       Deferred income taxes..................................        117             20
                                                                 ---------      ---------
Net cash flows provided by operating activities...............    $ 8,244        $ 7,349
                                                                 ---------      ---------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment...................    $(8,275)       $(3,849)
   Retirements or sales of property, plant and equipment......         43            714
                                                                 ---------      ---------
Net cash flows used for investing activities..................    $(8,232)       $(3,135)
                                                                 ---------      ---------

Cash Flows from Financing Activities:
   Payments on short-term debt................................    $     -        $   (69)
   Sales of stock.............................................        645            246
   Dividend payments..........................................     (2,402)        (2,077)
                                                                 ---------      ---------
Net cash flows used for financing activities..................    $(1,757)       $(1,900)
                                                                 ---------      ---------

Effect of exchange rates......................................    $    26        $  (258)
                                                                 ---------      ---------

Net (Decrease) Increase in Cash & short-term securities.......    $(1,719)       $ 2,056
                                                                 ---------      ---------
                                                                 ---------      ---------

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:
   Interest...................................................    $    30        $    32
   Income taxes...............................................    $ 6,374        $ 4,413


     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 1997

(1) The condensed consolidated balance sheets at June 28, 1997, and September 28, 1996, and the condensed consolidated statements of income and cash flow for the periods ended June 28, 1997, and June 29, 1996, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2)  The results of operations for the three-month periods ended June
     28, 1997, and June 29, 1996, are not necessarily indicative of the results to be expected for the full year.

(3) It is the Company's policy to take an annual physical inventory in conjunction with the preparation of the annual consolidated financial statements. The estimated breakdown of raw materials, work-in-process, and finished goods inventories at June 28, 1997, and September 28, 1996, is as follows:

                                                  (in thousands)
                                                 6/28/97   9/28/96
                                                 -------   -------
         Raw materials........................   $10,753   $ 8,917
         Work-in-process and finished goods...    10,331     8,567
                                                 -------   -------
           Inventories before LIFO reserve....    21,084    17,484

         Less: Reserve to reduce to LIFO......    (4,913)   (4,777)
                                                 -------   -------

         Inventories, net.....................   $16,171   $12,707
                                                 -------   -------
                                                 -------   -------


(4) Income per share is based upon the weighted average number of shares outstanding plus the effect of common stock equivalents during the period (11,054,000 and 10,979,000 for the quarter and nine months ended June 28, 1997, respectively, 10,947,000 and 10,954,000 for the quarter and nine months ended June 29, 1996, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at June 28, 1997 and September 28, 1996 were
     10,499,000  and 10,419,000, respectively.

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

                         WOODHEAD INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Working capital increased by $2.8 million for the first nine months of fiscal 1997 with a current ratio of 2.7/1 compared with 2.5/1 at the end of the prior fiscal year. There was no long-term or short-term debt at the end of the quarter. Return on assets remained at 14.9%, and return on equity decreased to 19.7% from 20.4% for the comparable 12-month periods ending June 28, 1997 and June 29, 1996, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

    The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

    Third quarter net sales rose 16.0% to $35.5 million from $30.6 million reported for the same period last year. Domestic sales increased 20.8% during the quarter with the highest growth rates occurring in the molded connector and ergonomic workstation product lines, while international sales grew 5.6% over the third quarter of fiscal 1996 and constituted 28% of the sales for the quarter just ended. The backlog of unfilled orders was $10.1 million compared with $8.6 million at fiscal 1996 year-end and $8.4 million reported one year ago. Selling prices increased less than 1.0% when compared to the same period one year ago.

    Gross profit of $15.9 million was $2.2 million or 16.0% greater than the same quarter of last year. Gross profit margins decreased slightly to 44.8% from 44.9%, reflecting the effect of material and labor cost increases partially offset by on-going cost reduction programs.

    Operating expenses increased 11.8% to $10.4 million from $9.3 million in the third quarter of fiscal 1997 due to the Company's continued investment in marketing and engineering programs and the added costs of operating its new subsidiary in Japan. As a percent of sales, operating expenses decreased to 29.3% from 30.4%.

    Other (income)/expenses of $.3 million were $.5 million more than the same period a year ago. The increase was due to the recognition of a favorable non-recurring adjustment last year of $.8 million. This adjustment resulted from a 1991 jury verdict being overturned in the Company's favor upon appeal.

    Net income exceeded last year's third quarter by 9.8% and on a per share basis surpassed the same period of fiscal 1996 by 11.5% rising to $.29 per share from $.26 per share. This increase reflects the impact of the sales growth offset by the adjustment to 0ther (income)/expenses and a higher effective tax rate of 39.5% vs. 37.2% in 1996.

                        PART II.  OTHER INFORMATION

                         WOODHEAD INDUSTRIES, INC.


Item 1.  Legal Proceedings

The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, the Company learned that a portion of the site had been used as a disposal area by the previous owners of the site. The Company's consultant has investigated and has remediated the soils in this area and believes that it is an additional source of contamination of groundwater, both on-site and off-site. In addition, the investigation of the site indicates that the groundwater contaminants have migrated off-site. The Company is implementing a groundwater remediation system for the on-site contamination. The Company is currently discussing various remediation alternatives for the off-site groundwater contamination with the DEQ. The Company is conducting additional investigations to determine the extent of contamination at and around the site and to determine the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including the possible presence of ongoing dumping activities by others in the vicinity around the Company's facilities.

The Company's consultant estimates that a minimum of $859,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

                         PART II. OTHER INFORMATION

                         WOODHEAD INDUSTRIES, INC.


          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

     (11)  Computation of earnings per common and common equivalent share

     (27)  Financial data schedule (Electronic filings only)


(b)  Reports on Form 8-K


     There were no reports on Form 8-K filed during the quarter ended June 28, 1997.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WOODHEAD INDUSTRIES, INC.


                        /s/ Robert G. Jennings        8/11/97
                        --------------------------    ---------
                        Robert G. Jennings            Date
                        Vice President - Finance
                        (Chief Financial Officer)


                        /s/ Joseph P. Nogal           8/11/97
                        --------------------------    ---------
                        Joseph P. Nogal               Date
                        Treasurer/Controller
                        (Chief Accounting Officer)