Form 10-K
period 1997-09-27
WOODHEAD INDUSTRIES INC
filed 1997-12-24
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 27,
                       1997 Commission file number 0-5971

              [ ]         TRANSITION REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            WOODHEAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 36-1982580
      --------------------------------          -------------------------------
      (State or other jusistriction of          (I.R.S. Employer Identification
       incorporation or organization)                        Number)

         2150 E. LAKE COOK RD., SUITE 400, BUFFALO GROVE, IL.   60089
         --------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (847) 465-8300

           Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, Par Value $1.00          NASDAQ - National
          Preferred Stock Purchase Rights           Market System
          -------------------------------   -----------------------------
              (Title of class)              (Exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days, Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 22, 1997 was $207,764,872. Shares outstanding as of November 22, 1997 were 10,569,914.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement dated December 19, 1997, for the annual meeting of stockholders to be held January 23, 1998, and portions of the Annual Report to Stockholders for the year ended September 27, 1997 are incorporated by reference in Parts I, II, III, and IV.

                             ANNUAL REPORT FORM 10-K

                      FOR THE YEAR ENDED SEPTEMBER 27, 1997
              AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                                TABLE OF CONTENTS

ITEM NO.                                                                   PAGE

   1. Business............................................................. 2-4

   2. Description of Property..............................................   4

   3. Legal Proceedings....................................................   5

   4. Submission of Matters to a Vote of Securities Holders................   5

   5. Market for Registrant's Common Equity and Related Stock
          Matters.......................................................... 6-7

   6. Selected Financial Data..............................................   7

   7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   7

   8. Financial Statements and Supplementary Data..........................   7

   9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.........................................   7

  10. Directors and Executive Officers of the Registrant................... 8-9

  11. Executive Compensation...............................................   9

  12. Security Ownership of Certain Beneficial Owners and Management.......   9

  13. Certain Relationships and Related Transactions.......................   9

  14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.   (Index of Exhibits is on Pages 16-18)............... 9-13


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

     There were no material changes in the manner in which the Company conducted its business during fiscal 1997.

INDUSTRY SEGMENTS

     The Company consists of one business segment which can best be described as specialty power and signaling devices. That segment accounted for 99% of the sales and 98% of the earnings in 1997 and during the past five years has averaged 99% of sales and 96% of earnings. Molded rubber products, an immaterial business segment and therefore not reported separately, accounted for the remainder of the sales and earnings.

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

     The percent of sales and income for the three product classifications over the past five years is as follows:

                                           SALES                                      INCOME
                          ---------------------------------------     --------------------------------------
                          1997    1996     1995     1994     1993     1997     1996     1995     1994   1993

Electrical specialties      70      67      66       68       68       80       77       81       78     75
Reels and power systems     29      31      33       31       30       18       18       16       18     20
Molded rubber products       1       2       1        1        2        2        5        3        4      5

DISTRIBUTION

     All of the Company's products are heavy-duty, industrial grade. These products are sold directly to users, to original equipment manufacturers, and through selected distributors, mainly in the United States, Canada, Europe and Asia with some sales going to other parts of the world. These distributors are serviced by manufacturers' agencies whose sales personnel solicit sales for the Company's products and promote them to the ultimate users. These agencies also represent other manufacturers whose lines, in general, are complementary to the Company's products.

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

BACKLOG

     On November 22, 1997, there were unshipped orders totaling approximately $9.2 million. Last year's backlog at approximately the same date was $10.0 million.

COMPETITION

     Products similar to those sold by the Company are manufactured and sold by other companies as well, resulting in a very competitive environment. However, the Company believes its ability to manufacture high quality products that serve specialized needs of industry through its highly efficient distribution channels differentiates the Company from its competitors.

RESEARCH AND DEVELOPMENT

     For the years ended September 27, 1997, September 28, 1996, and September 30, 1995, the Company expended approximately $3,025,000, $2,513,000, and $2,404,000, respectively, on the development of new products and the improvement of existing products. These expenditures included the compensation of engineers, designers, and drafters who were engaged in product development.

EMPLOYEES

     The Company has approximately 1,259 full-time employees.

FOREIGN AND EXPORT BUSINESS

     See footnote 8, page 29 of the Annual Report to Stockholders for the year ended September 27, 1997, which is incorporated herein by reference and filed as an exhibit to this report.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns facilities in the following locations:
                                   Land Owned        Plant Floor Area
      Northbrook, Illinois          4.7 acres         125,000 sq. ft.
      Kalamazoo, Michigan          39.1 acres         116,000 sq. ft.
      Franklin, Massachusetts       6.6 acres          60,000 sq. ft.
      El Paso, Texas                5.0 acres          50,000 sq. ft.
      Belvidere, Illinois           3.5 acres          36,000 sq. ft.
      Juarez, Mexico                 .8 acres          40,000 sq. ft.
      Netherlands                   1.3 acres          30,000 sq. ft.
      Wales, U.K.                   4.5 acres          42,000 sq. ft.


     All of the above properties are owned in fee except the land in Wales, U.K. which is held under a lease expiring in 2105. In 1997, a 10.7 acre parcel of land was purchased in Juarez, Mexico. In addition, 1.2 acres of land was leased in Bretten, Germany. Both parcels were acquired for construction of new facilities which currently is in progress.

     The Company also leases approximately 20,000 square feet in Ontario, Canada; 12,500 square feet in Remchingen, Germany; 10,500 square feet in Grand Rapids, Michigan; 7,000 square feet in Buffalo Grove, Illinois; 6,500 square feet in Lagny-Sur-Marne, France; 5,900 square feet in Singapore; and 200 square feet in Japan. All plants are considered to be well-equipped and well-maintained. They are of masonry or steel construction. In the judgment of management, sufficient capacity is available at the above locations to cover the Company's needs at least through fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, the Company learned that a portion of the site had been used as a disposal area by the previous owners of the site. The Company's consultant has remediated the soils in this area and believes that it is an additional source of contamination of groundwater, both on-site and off-site. In addition, the investigation of the site indicates that the groundwater contaminants have migrated off-site. The Company has implemented a groundwater remediation system for the on-site contamination, and continues to monitor and analyze conditions to determine the continued efficacy of this system. The Company has selected a remediation alternative for the off-site groundwater contamination and is currently reviewing this alternative with the DEQ. The Company also is conducting additional investigations to determine the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including possible evidence of past or current releases by others in the vicinity around the Company's facilities.

The Company's consultant estimates that a minimum of approximately $890,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders either through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended September 27, 1997.

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

           Preferred Stock Purchase Rights have been distributed to stockholders and deemed to be attached to the shares of Common Stock of the Registrant. If and when the rights become exercisable, the holders initially would be entitled to purchase one unit consisting of one one-thousandths of a share ("unit") of Series A Junior Participating Preferred Stock at a purchase price of $65 per unit, subject to adjustment. See footnote 5, page 26 of the Annual Report to Stockholders for the year ended

           September 27, 1997, for further explanation. This footnote is incorporated herein by reference and filed as an exhibit to this report.

           The range in the market price per share of the common stock during the past two years was as follows:

                        1997                              1996
           -----------------------------     ------------------------------
            Fiscal                            Fiscal
           Quarter      High        Low      Quarter        High        Low
               1st    14 1/4     12 1/4          1st      16 3/4     13 7/8
               2nd    16 3/4     13 1/4          2nd      15         13
               3rd    19 1/4     14 3/4          3rd      15 1/2     10
               4th    21 1/8     17 3/4          4th      13 3/4     11 3/4



      (b) The number of holders of record of the Company's securities as of December 10, 1997, was as follows:

           Title of Class                           Number of Stockholders
            Common Stock                                    559
            Preferred Stock Purchase Rights                 559

     (c)  The cash dividends declared for the past two years were as follows:

                         1997                         1996
          ---------------------------     ---------------------------
          Fiscal Quarter         Rate     Fiscal Quarter         Rate
               1st             $0.080          1st             $0.065
               2nd             $0.080          2nd             $0.070
               3rd             $0.090          3rd             $0.070
               4th             $0.090          4th             $0.070
                               ------                          ------
               Total           $0.340          Total           $0.275
                               ======                          ======



ITEM 6.  SELECTED FINANCIAL DATA

     The "Financial Profile" appearing on pages 14 and 15 of the Annual Report to Stockholders for the year ended September 27, 1997, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion of Operations and Financial Position" appearing on pages 12 and 13 of the Annual Report to Stockholders for the year ended September 27, 1997, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Report of Independent Public Accountants" included on page 11 and the consolidated financial statements with accompanying footnotes appearing on pages 16 through 30 of the Annual Report to Stockholders for the year ended September 27, 1997, are incorporated herein by reference and filed as an exhibit to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information appearing under the heading "Nominees and Continuing Directors" on pages 1 through 4 of the Registrant's definitive proxy statement dated December 19, 1997, for the annual meeting of stockholders to be held on January 23, 1998, is hereby incorporated herein by reference and made a part hereof.

      The following information is provided with respect to the executive officers of the Company:

                                                               Position Held
Name of Officer        Age     Position                            Since

C. Mark DeWinter        55     Chairman, President and           July, 1993
                                 Chief Executive Officer
Robert G. Jennings      59     Vice President, Finance and       July, 1987
                                 Chief Financial Officer
Robert J. Tortorello    48     Vice President, General        January, 1991
                                 Counsel and Secretary
Robert A. Moulton       48     Vice President, Human              May, 1987
                                 Resources
Gregory E. Baker        34     Vice President, Corporate      October, 1997
                                 Development and
                                 Strategic Planning
Joseph P. Nogal         42     Treasurer/Controller and          July, 1993
                                 Assistant Secretary


      All officers are elected each year at the Annual Meeting of the Board of Directors which is held immediately following the annual meeting of stockholders. The next Annual Meeting of the Board of Directors will be held on January 23, 1998.


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

                               Part III - cont'd.

      Mr. Gregory E. Baker joined the Company in October, 1997 as Vice President, Corporate Development and Strategic Planning. He previously had served as Director, Supply Chain Optimization and also Manager, Corporate Development for Tenneco Packaging from 1995 to 1997. Prior to that he held a variety of positions with both AlliedSignal and Texas Instruments from 1986 to 1995.

      Mr. Joseph P. Nogal became the Company's Treasurer/Controller in January, 1991. He was elected the Assistant Secretary of the Company in July, 1993. From 1986 to 1990, he had served as Controller of the Company's Canadian Operations. Prior to 1986, he had held various positions within the Company since he joined it in 1978.

      Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 and 7 of the Registrant's definitive proxy statement dated December 19, 1997, for the annual meeting of stockholders to be held on January 23, 1998, is hereby incorporated herein by reference and made a part hereof.

ITEM 11.  EXECUTIVE COMPENSATION

      The information contained under the headings "Directors' Compensation" on page 6 and "Executive Compensation" on pages 9 through 17 of the Registrant's definitive proxy statement dated December 19, 1997, for the annual meeting of stockholders to be held January 23, 1998, is incorporated herein by reference and made a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table and footnotes appearing under the heading "Stock Ownership of Management and Certain Beneficial Owners" appearing on page 7 and 8 of the Registrant's definitive proxy statement dated December 19, 1997, for the annual meeting of stockholders to be held January 23, 1998, are hereby incorporated by reference and made a part hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained under the heading "Nominees and Continuing Directors" appearing on pages 1 through 4 of the Registrant's definitive proxy statement dated December 19, 1997, for the annual meeting of stockholders to be held January 23, 1998, is incorporated by reference and made a part hereof.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            (a) Documents filed as part of this Report:


      1.  Financial Statements (filed herewith as part of Exhibit 13):


          Consolidated Balance Sheets - at September 27, 1997, September 28, 1996, and September 30, 1995.
                                        9

          Consolidated Statements of Income - for the years ended September 27, 1997, September 28, 1996, and September 30, 1995.

          Consolidated Statements of Stockholders' Investment - for the years ended September 27, 1997, September 28, 1996, and September 30, 1995.

          Consolidated Statements of Cash Flow - for the years ended September 27, 1997, September 28, 1996, and September 30, 1995.

          Notes to Consolidated Financial Statements.

      2.  Financial Statement Schedules

          The following consolidated financial information for the years ended September 27, 1997, September 28, 1996, and September 30, 1995, is submitted herewith:
                                                                           PAGE
             Report of Independent Public Accountants on Schedule
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

            (b) No reports on Form 8-K were filed during the three months ended
                September 27, 1997.

            (c) Reference is made to Item 14(a) 3 above.

            (d) Reference is made to Item 14(a) 2 above.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  For the three years ended September 27, 1997
                                 (in thousands)

                                                          ADDITIONS
                                                  ------------------------
                                   Balance at     Charged to    Charged to                       Balance
                                    Beginning      Costs and         Other                        at End
Description                         Of Period       Expenses      Accounts     Deductions      Of Period
-------------------------          ----------     ----------     ---------     ----------      ---------
Reserve for excess and
  obsolete inventory:

Year ended September 27, 1997         $ 1,192          $ 499           -       $(423) (1)       $ 1,270
                                                                                   2  (2)

Year ended September 28, 1996         $ 1,076          $ 499           -       $(376) (1)       $ 1,192
                                                                                  (7) (2)

Year ended September 30, 1995         $ 1,119          $ 402           -       $(425) (1)       $ 1,076
                                                                                  (20)(2)
-------------

(1) Represents write-offs less recoveries.
(2) Foreign currency translation adjustment.

                       SUPPLEMENTARY NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



ACCRUED EXPENSES

  Accrued expenses at September 27, 1997, September 28, 1996, and September 30, 1995, consisted of the following:


                                 (in thousands)

                                             1997         1996          1995
                                             ----         ----          ----

       Payroll                             $3,872       $3,014        $3,386

       Pension and profit sharing           2,305        1,828         1,399

       Environmental                          890          800         1,519

       Litigation & related expenses          163          159           936

       Commissions                          1,261          995           780

       Insurance                              277          428           474

       Other                                4,273        4,030         4,015
                                            -----        -----         -----

                                          $13,041      $11,254       $12,509
                                          =======      =======       =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON SCHEDULE AND SUPPLEMENTARY NOTES



To Woodhead Industries, Inc.:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Woodhead Industries, Inc. and subsidiaries included in the Woodhead Industries, Inc. Annual Report to Stockholders for the year ended September 27, 1997 incorporated by reference in this Form 10-K, and have issued our report thereon dated November 11, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and supplementary notes included on pages 11 through 12 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule and these notes have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                               ARTHUR ANDERSEN LLP



Chicago, Illinois
November 11, 1997

                           INDEMNIFICATION UNDERTAKING

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933 (the "Act"), the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 No. 333-26379 (filed May 2, 1997):

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

WOODHEAD INDUSTRIES, INC.


  BY /s/ Robert G. Jennings           BY /s/ Joseph P. Nogal
     Robert G. Jennings                   Joseph P. Nogal
     Vice President, Finance              Treasurer/Controller
     (Chief Financial Officer)            (Principal Accounting Officer)


Date 12/4/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by all of the following directors on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                         Title                    Date


/s/ C. Mark DeWinter                   Chairman                 12/4/97
C. Mark DeWinter                 President and C.E.O.

/s/ Charles W. Denny                   Director                 12/9/97
Charles W. Denny

/s/Eugene P. Nesbeda                   Director                 12/5/97
Eugene P. Nesbeda

/s/ Sarilee K. Norton                  Director                 12/15/97
Sarilee K. Norton

/s/ Alan L. Shaffer                    Director                 12/11/97
Alan L. Shaffer

/s/ Robert D. Tuttle                   Director                 12/15/97
Robert D. Tuttle

/s/ Richard A. Virzi                   Director                 12/15/97
Richard A. Virzi

EXHIBIT INDEX

Exhibit
Number                        Description                                  Page
-------                       -----------                                  ----

(3)  Articles of incorporation and bylaws

     (a) Certificate of Incorporation including amendments through January 22, 1993, are hereby incorporated by reference to Exhibit (4)a of Registrant's Form S-8 filed April 22, 1994, as Registration #33-77968.

     (b) By-laws of the Company, as amended, for the fiscal year ended
         September 27, 1997, are filed as an exhibit to this report.      19-29


(4) Instruments defining the rights of security holders, including indentures

     (a) Credit Agreement between Registrant and Harris Trust and
         Savings Bank dated October 29, 1993, and amended on October 31, 1997, providing for a revolving credit line not exceeding $15,000,000.

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

                        EXHIBIT INDEX (cont'd.)


Exhibit
Number                        Description                                  Page
-------                       -----------                                  ----
(10) (d) Amendments to: The 1981 Incentive Stock Compensation
         Plan, the 1987 Stock Compensation Plan, and the 1990 Stock
         Awards Plan, all as set forth in Exhibit C of Registrant's definitive proxy statement dated December 22., 1993, for the annual meeting of stockholders held January 28,1994, which are incorporated herein by reference and made a part hereof.

     (e) The 1993 Stock Awards Plan as set forth in Exhibit A of Registrant's definitive proxy statement dated December 22, 1993, for the annual meeting of stockholders held January 28, 1994, which is incorporated herein by reference and made a part hereof.

     (f) The 1996 Stock Awards Plan as set forth in Exhibit A of Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders held January 24, 1997, which is incorporated herein by reference and made a part hereof.

     (g) The 1993 Directors Stock Option Plan for non-employee Directors as set forth as Exhibit B of Registrant's definitive proxy statement dated December 22, 1993 for the annual meeting of stockholders held January 28, 1994, which is incorporated herein by reference and made a part hereof.

     (h) The Management Incentive Plan effective for fiscal 1997 as described on page 17 of the Registrant's definitive proxy statement dated December 20, 1996, for the annual meeting of stockholders held January 24, 1997, which page is incorporated herein by reference and made a part hereof.

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

Exhibit
Number                        Description                                  Page
-------                       -----------                                  ----

(10) (k) Severance Agreement as set forth in Item (10) of the exhibits to Form l0-K Annual Report for the year ending October 1, 1994, which is incorporated herein by reference and is made a part hereof, with C. Mark DeWinter dated September 7, 1989. Robert G. Jennings, Robert A. Moulton, Joseph P. Nogal, Terry L. Spandet, and Robert J. Tortorello have substantially identical contracts.

(11)  Statement regarding computation of per share earnings                  30

(13) The following items incorporated by reference herein from the Annual Report to Stockholders for the year ended September 27, 1997 (the "1997 Annual Report"), are filed as Exhibits to this report:

     (a) Information under the footnote entitled "Information about the Company's Operations in Different Geographic Areas" set forth on Page 29 of the 1997 Annual Report;

     (b) Information under the footnote entitled "Capital Stock" set forth on Page 26 of the 1997 Annual Report;

     (c) Information under the section entitled "Financial Profile" set forth on Pages 14-15 of the 1997 Annual Report;

     (d) Information under the section entitled "Management's
         Discussion of Operations and Financial Position" set forth on Pages 12-l3 of the 1997 Annual Report;

     (e) Report of Independent Public Accountants set forth on Page 11 of the 1997 Annual Report;

     (f) Consolidated Financial Statements set forth Pages 16-19 of the 1997 Annual Report; and

     (g) Notes to Consolidated Financial Statements set forth on Pages 20-30 of the 1997 Annual Report.

(21)  Subsidiaries of the Registrant                                         31

(23)  Consent of Arthur Andersen LLP                                         32

(27) Financial Data Schedule for the year ended September 27, 1997, filed as an exhibit to this report.