Form 10-Q
period 1997-12-27
WOODHEAD INDUSTRIES INC
filed 1998-02-05
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         [  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES ACT OF 1934

For the Quarter Ended December 27, 1997          Commission File Number 0-5971



                            WOODHEAD INDUSTRIES, INC.
------------------------------------------------------------------------------


    DELAWARE                                              36-1982580
------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                           Number)



    THREE PARKWAY NORTH,    SUITE 550,   DEERFIELD, IL.   .             60015
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number including area code         (847)  236-9300


   2150 E, LAKE COOK RD., SUITE 400, BUFFALO GROVE, IL.   60089
------------------------------------------------------------------------------
   (Former name, former address or former fiscal year, if changes since last reports)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No

On January 24, 1998 there were 10,571,414 shares of the Registrant's common stock outstanding.


                          PART I. FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 27, 1997 and September 27, 1997

                                       ASSETS    (Amounts in thousands)
                                                  Unaudited
CURRENT ASSETS                                   12/27/97            9/27/97
                                                 ---------           -------


  Cash and short-term securities               $    6,596         $    8,284
  Accounts receivable                              19,582             20,051
  Inventories (Note 3)                             17,891             18,067
  Prepaid expenses                                  5,393              5,054
                                                 --------           --------
    Total current assets                       $   49,462            $51,456
                                                  -------            -------

OTHER ASSETS                                   $      229         $      271

PROPERTY, PLANT & EQUIPMENT, at cost           $   77,743            $74,514
  Less:  Accumulated depreciation                 (44,974)           (44,016)
                                                  -------            -------
  Net property, plant and equipment            $   32,769         $   30,498
                                                  -------            -------

GOODWILL                                       $    6,717         $    6,774
                                                 --------           --------
TOTAL ASSETS                                   $   89,177         $   88,999
                                                 ========            =======


                     LIABILITIES & STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES
  Accounts payable                             $     5,321        $     6,465
  Accrued expenses                                   9,896             13,041
  Income taxes                                       2,333                223
  Portion of long-term debt
   payable within one year                               -                  -
                                               -----------        -----------
     Total current liabilities                 $    17,550        $    19,729
                                               -----------        -----------

DEFERRED INCOME TAXES                          $     2,183        $     2,015
                                               -----------        -----------

LONG-TERM DEBT                                 $         -        $         -
                                               -----------        -----------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                              $         -        $         -
  Common stock                                      10,571             10,541
  Additional paid-in capital                         2,956              2,765
  Cumulative translation adjustment                 (1,377)            (1,487)
  Retained earnings                                 57,294             55,436
                                               -----------        -----------
     Total stockholders' investment            $    69,444        $    67,255
                                               -----------        -----------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT   $    89,177        $    88,999
                                               ===========        ===========


     See accompanying notes to condensed consolidated financial statements.



                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data, unaudited)


                                                           THREE MONTHS ENDED
                                                      --------------------------
                                                       12/27/97         12/28/96
                                                      ---------         --------


NET SALES                                           $   34,350        $   32,163

COST OF SALES                                           19,380            17,807
                                                      --------          --------

GROSS PROFIT                                        $   14,970        $   14,356
    % of Net Sales                                       43.6%             44.6%

OPERATING EXPENSES                                       9,934            9,736
                                                      --------          --------

    INCOME FROM OPERATIONS                          $    5,036        $    4,620

OTHER (INCOME)/EXPENSES, NET                               360               261
                                                      --------          --------

   INCOME BEFORE INCOME TAXES                       $    4,676        $    4,359

PROVISION FOR INCOME TAXES                          $    1,868        $    1,755
                                                      --------          --------

NET INCOME                                          $    2,808        $    2,604
                                                      ========          ========

NET INCOME PER COMMON AND COMMON
    EQUIVALENT SHARE (Note 4)
        BASIC                                       $     0.27        $     0.25
                                                      ========          ========
        DILUTED                                     $     0.25        $     0.24
                                                      ========          ========

COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING
        BASIC                                           10,561            10,429
                                                      ========          ========
        DILUTED                                         11,223            10,946
                                                      ========          ========

DIVIDENDS PER SHARE                                 $    0.090        $    0.070
                                                      ========          ========


     See accompanying notes to condensed consolidated financial statements.


                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                                   THREE MONTHS ENDED
                                                                  --------------------
                                                                  12/27/97    12/28/96
                                                                  --------    --------


Cash Flows from Operating Activities:
   Net income for the period                                       $ 2,808    $ 2,604
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                   1,292      1,216
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                                             469       (413)
       Inventories                                                     176     (1,916)
       Prepaid expenses                                               (339)        59
       Other assets                                                      2          4
     Increases/(Decreases) in:
       Accounts payable                                             (1,144)      (161)
       Accrued expenses                                             (3,145)    (1,483)
       Income taxes                                                  2,110      1,020
       Deferred income taxes                                           168        118
                                                                   -------    -------
Net cash flows provided by operating activities                    $ 2,397    $ 1,048
                                                                   -------    -------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                        $(3,474)   $(1,601)
   Retirements or sales of property, plant and equipment                28         22
                                                                   -------    -------
Net cash flows used for investing activities                       $(3,446)   $(1,579)
                                                                   -------    -------

Cash Flows from Financing Activities:
   Sales of stock                                                  $   221    $   232
   Dividend payments                                                  (950)      (730)
                                                                   -------    -------
Net cash flows used for financing activities                       $  (729)   $  (498)
                                                                   -------    -------

Effect of exchange rates                                           $    90    $   264
                                                                   -------    -------

Net Decrease in Cash & short-term securities                       $(1,688)   $  (765)
                                                                   =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                        $    10    $    10
   Income taxes                                                    $   360    $   290


     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 27, 1997
                                   (Unaudited)


(1) The condensed consolidated balance sheets at December 27, 1997, and September 27, 1997, and the condensed consolidated statements of income and cash flow for the three-month periods ended December 27, 1997, and December 28, 1996, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended December 27, 1997, and December 28, 1996, are not necessarily indicative of the results to be expected for the full year.

(3) The estimated breakdown of raw materials and work-in-process and finished goods inventories at December 27, 1997, and September 27, 1997, is as follows:

                                                           (in thousands)
                                                       12/27/97      9/27/97
                                                       --------      -------

            Raw materials                              $12,294      $12,391
            Work-in-process and finished goods          10,059       10,138
                                                        ------      -------
              Inventories before LIFO reserve           22,353       22,529
            Less: Reserve to reduce to LIFO             (4,462)      (4,462)
                                                        ------      -------
            Inventories, net                           $17,891      $18,067
                                                       =======      =======


(4) Income per share is based upon the weighted average number of shares outstanding for the basic calculation (10,561,000 for the quarter ended December 27, 1997 and 10,429,000 for the quarter ended December 28,
         1996) and the weighted average number of shares outstanding plus the effect of common shares equivalents during the period for the diluted calculation (11,223,000 for the quarter ended December 27, 1997 and 10,946,000 for the quarter ended December 28, 1996).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at December 27, 1997 and September 27, 1997 were 10,571,000 and 10,541,000, respectively.

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Working capital increased by $.2 million during the quarter ended December 27, 1997 with a current ratio of 2.8/1 compared with 2.6/1 at the end of the prior fiscal year. There was no long-term or short-term debt at the end of the quarter. Return on assets rose to 14.7% from 14.5% and return on equity decreased to 19.2% from 19.7% for the comparable 12-month periods ending December 27, 1997 and December 28, 1996, respectively. The company's financial position remains strong and significant borrowing capacity is available should the need arise.

         The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

         First quarter net sales rose 6.8% to $34.4 million from $32.2 million reported for the same period last year. Domestic sales increased 9.5% during the quarter with the highest growth rates occurring in the balancer, lighting and molded connector product lines. International sales increased 0.2% over the first quarter of fiscal 1997 and constituted 27% of the total sales of the quarter just ended. In local currencies, international sales increased 6.8% over the same period last year. The backlog of unfilled orders was $9.5 million compared with $8.8 million at fiscal year-end 1997 and $10.4 million reported one year ago. Selling prices increased less than 1% when compared to the same period one year ago.

         Gross profit of $15.0 million was $.6 million or 4.3% greater than the same quarter last year. Gross profit margins decreased to 43.6% from 44.6%, primarily due to selling price concessions at one subsidiary, AI/FOCS.

         Operating expenses increased 2.0% to $9.9 million from $9.7 million in the first quarter of fiscal 1997. Although the Company continued to invest in engineering, a 13.5% increase, operating expenses as a percentage of sales decreased to 28.9% from 30.3%.

         Other expenses of $.4 million were $.1 million more than the same
period a year ago.   The increase was due to foreign exchange losses resulting
from the strengthening U. S. dollar and expenses incurred in moving into a new plant in Juarez, Mexico.

         Net income exceeded last year's first quarter by 7.8%. Basic earnings per share were $0.27 compared with $0.25 in the first quarter of last year, an 8.0% increase. Earnings per share on a diluted basis were $0.25 compared with $0.24 in the first quarter of last year, a 4.2% increase. The Company's increase in net income was primarily due to the impact of the sales increase.

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

                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                 (11)  Computation of earnings per common and
                        common equivalent share
                 (27)  Financial data schedule (Electronic filings only)


(b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 27, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WOODHEAD INDUSTRIES, INC.


                           /S/ ROBERT G. JENNINGS                     2/4/98
                           -------------------------               -----------
                           Robert G. Jennings                           Date
                           Vice President - Finance
                           (Chief Financial Officer)


                            /S/ JOSEPH P. NOGAL                       2/4/98
                           -------------------------               -----------
                           Joseph P. Nogal                             Date
                           Treasurer/Controller
                           (Chief Accounting Officer)