Form 10-Q
period 1998-03-28
WOODHEAD INDUSTRIES INC
filed 1998-05-11
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 28, 1998              Commission File Number 0-5971



                            WOODHEAD INDUSTRIES, INC.


    DELAWARE                                                36-1982580
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                              Number)



THREE PARKWAY NORTH,    SUITE 550,   DEERFIELD, IL.                        60015
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

Yes  X   No

On April 25, 1998 there were 10,597,831 shares of the Registrant's common stock outstanding.


                          PART I. FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 28, 1998 and September 27, 1997

                                      ASSETS                     (Amounts in thousands)
                                                                 Unaudited
CURRENT ASSETS                                                     3/28/98             9/27/97
                                                                 ----------           ---------


  Cash and short-term securities                                 $    4,829          $   8,284
  Accounts receivable                                                24,716             20,051
  Inventories (Note 3)                                               19,890             18,067
  Prepaid expenses                                                    5,473              5,054
                                                                 ----------          ---------
    Total current assets                                         $   54,908            $51,456
                                                                 ----------          ---------

OTHER ASSETS                                                     $      188          $     271

PROPERTY, PLANT & EQUIPMENT, at cost                             $   82,283            $74,514
  Less:  Accumulated depreciation                                   (45,755)           (44,016)
                                                                 ----------          ---------
  Net property, plant and equipment                              $   36,528          $  30,498
                                                                 ----------          ---------

GOODWILL                                                         $   28,393          $   6,774
                                                                 ----------          ---------
TOTAL ASSETS                                                     $  120,017            $88,999
                                                                 ==========          =========

                     LIABILITIES & STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
  Accounts payable                                               $    5,669          $   6,465
  Accrued expenses                                                   13,303             13,041
  Income taxes                                                        1,973                223
  Portion of long-term debt payable within one year                       -                  -
                                                                 ----------          ---------
     Total current liabilities                                   $   20,945          $  19,729
                                                                 ----------          ---------

DEFERRED INCOME TAXES                                            $    2,173          $   2,015
                                                                 ----------          ---------

LONG-TERM DEBT                                                   $   25,500          $       -
                                                                 ----------          ---------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                                $        -          $       -
  Common stock                                                       10,598             10,541
  Additional paid-in capital                                          3,383              2,765
  Cumulative translation adjustment                                  (2,244)            (1,487)
  Retained earnings                                                  59,662             55,436
                                                                 ----------          ---------
     Total stockholders' investment                              $   71,399          $  67,255
                                                                 ----------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                     $  120,017          $  88,999
                                                                 ==========          =========

     See accompanying notes to condensed consolidated financial statements.






                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data, unaudited)


                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            ----------------------                --------------------
                                                       3/28/98             3/29/97             3/28/98             3/29/97
                                                       --------            --------            --------            --------

NET SALES                                              $36,042             $35,503             $70,392             $67,666

COST OF SALES                                           19,972              19,494              39,352              37,301
                                                       -------              -------             ------              ------

GROSS PROFIT                                           $16,070             $16,009             $31,040             $30,365
   % of Net Sales                                        44.6%               45.1%               44.1%               44.9%

OPERATING EXPENSES                                      10,038              10,614              19,972              20,350
                                                       -------              -------             ------              ------

    INCOME FROM OPERATIONS                             $ 6,032             $ 5,395             $11,068             $10,015

OTHER (INCOME)/EXPENSES, NET                               552                 291                 912                 552
                                                       -------              -------              -------            ------

   INCOME BEFORE INCOME
         TAXES                                         $ 5,480             $ 5,104             $10,156             $ 9,463

PROVISION FOR INCOME TAXES                               2,160               2,017               4,028               3,772
                                                       -------              -------             -------            -------

NET INCOME                                             $ 3,320             $ 3,087             $ 6,128             $ 5,691
                                                       =======              =======             =======            =======

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 4)
      BASIC                                            $  0.31             $  0.30             $  0.58             $  0.55
                                                       =======             =======             =======             =======
      DILUTED                                          $  0.30             $  0.28             $  0.55             $  0.52
                                                       =======             =======             =======             =======

COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING
      BASIC                                             10,581              10,445              10,571              10,437
                                                       =======             =======             =======             =======
      DILUTED                                           11,199              11,019              11,204              11,011
                                                       =======             =======             =======             =======

DIVIDENDS PER SHARE                                    $ 0.090             $ 0.080             $ 0.180             $ 0.150
                                                       =======             =======             =======             =======


     See accompanying notes to condensed consolidated financial statements.




                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                                       SIX MONTHS ENDED
                                                                     --------------------
                                                                   3/28/98         3/29/97
                                                                   --------       ---------

Cash Flows from Operating Activities:
   Net income for the period                                       $  6,128      $   5,691
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                    2,762          2,533
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                                             (389)        (1,490)
       Inventories                                                     (417)        (1,871)
       Prepaid expenses                                                (306)           276
       Other assets                                                    (392)           (63)
     Increases/(Decreases) in:
       Accounts payable                                              (1,632)          (625)
       Accrued expenses                                              (2,226)            83
       Income taxes                                                   1,250           (335)
       Deferred income taxes                                            158            118
                                                                   --------      ---------
Net cash flows provided by operating activities                    $  4,936      $   4,317
                                                                   --------      ---------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                        $ (5,737)     $  (5,699)
   Acquisition of mPm Group                                         (26,768)             -
   Retirements or sales of property, plant and equipment                 32             40
                                                                   --------      ---------
Net cash flows used for investing activities                       $(32,473)     $  (5,659)
                                                                   --------      ---------

Cash Flows from Financing Activities:
   Proceeds from long-term debt                                    $ 25,500      $       -
   Sales of stock                                                       675            404
   Dividend payments                                                 (1,902)        (1,566)
                                                                   --------      ---------
Net cash flows used for financing activities                       $ 24,273      $  (1,162)
                                                                   --------      ---------

Effect of exchange rates                                           $   (191)     $    (134)
                                                                   --------      ---------

Net Decrease in Cash & short-term securities                       $ (3,455)     $  (2,638)
                                                                   ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                        $     38      $      19
   Income taxes                                                    $  3,058      $   3,504

     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 1998
                                   (Unaudited)

(1) The condensed consolidated balance sheets at March 28, 1998, and September 27, 1997, and the condensed consolidated statements of income and cash flow for the periods ended March 28, 1998, and March 29, 1997, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended March 28, 1998, and March 29, 1997, are not necessarily indicative of the results to be expected for the full year.

(3) The estimated breakdown of raw materials and work-in-process and finished goods inventories at March 28, 1998, and September 27, 1997, is as follows:

                                                            (in thousands)
                                                         3/28/98      9/27/97
                                                        --------      --------
                  Raw materials                         $13,450        $12,391
                  Work-in-process and finished goods     11,005         10,138
                                                        -------        -------
                    Inventories before LIFO reserve      24,455         22,529
                  Less: Reserve to reduce to LIFO        (4,565)        (4,462)
                                                         -------       -------
                  Inventories, net                      $19,890         18,067
                                                         =======       =======


(4) Income per share is based upon the weighted average number of shares outstanding for the basic calculation (10,581,000 and 10,571,000 for the quarter and six months ended March 28, 1998, respectively, and 10,445,000 and 10,437,000 for the quarter and six months ended March 29, 1997, respectively) and the weighted average number of shares outstanding plus the effect of common share equivalents during the period for the diluted calculation (11,199,000 and 11,204,000 for the quarter and six months ended March 28, 1998, respectively, and 11,019,000 and 11,011,000 for the quarter and six months ended March 29, 1997, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at March 28, 1998 and September 27, 1997 were 10,598,000 and 10,541,000, respectively.

(6) The Company uses financial instruments to hedge, and therefore attempts to reduce, its overall exposure to the effects of currency fluctuations on cash flows. The Company does not use derivative financial instruments for speculative purposes. Furthermore, it does not hedge its foreign currency denominated transactions in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The Company uses foreign currency forward contracts to hedge a portion of the currency risks of transactions denominated in foreign currencies . Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly and the results are recorded in the equity section. In addition, the Company's international operations, in many instances, act as a natural hedge because both sales and operating expenses are denominated in local currency. Therefore, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances.

(7) The Company has a Revolving Credit Agreement (The "Agreement") with a bank which was increased from $15,000,000 to $40,000,000 in the second quarter of 1998. The Agreement bears interest at the bank's prime or offered rate. The Agreement expires on February 28, 2001. During the second quarter of 1998, the Company borrowed $25,500,000 under the Agreement at an average interest rate of 6%. Interest expenses for the three and six months ending March 28, 1998 was $139,590. The proceeds from the borrowing were used to finance the acquisition of all the issued and outstanding capital stock of mPm S.p.A. and mPm Group S.p.A. and certain assets of their subsidiaries (collectively, "the mPm Group").

(8) On February 27, 1998, pursuant to a Share Purchase Agreement dated February 6, 1998, Woodhead Italia, S.r.l., a wholly owned subsidiary of the Company, incorporated in Italy, acquired the mPm Group in exchange for an aggregate cash payment to Sellers of 52,637,000,000 Italian
         Lire (approximately 29.2 million). The mPm Group manufactures, distributes and sells industrial connectors and related products. The mPm Group has operations in Italy, Germany and the United Kingdom.

         Results of operations subsequent to the acquisition date are included in the Company's condensed, consolidated statement of income for the six months ended March 28, 1998. The following unaudited pro forma condensed information has been prepared as if the acquisition had occurred at the beginning of the fiscal year 1997, with pro forma adjustments to give effect to amortization of goodwill valued in the acquisition and interest expense on the related borrowings from the Company's Revolving Credit Agreement.

                                                  Six Months Ended
                                             (Amounts in thousands except
                                                          per share data)
                                                3/28/98               3/29/97
                                               ----------           ----------

            Net Sales                          $78,287             $77,509
            Income Before Income Taxes           8,893               9,394
            Net Income                         $ 5,402             $ 5,362
            Net Income per common and fully
                diluted equivalent share       $  0.45             $  0.49

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Working capital increased by $2.2 million for the first six months of fiscal 1998. The current ratio of 2.6/1 for the period, was the same at the end of the prior fiscal year. Long-term debt rose to $25.5 million from the prior year-end due to the Company's most recent acquisition of the mPm Group resulting in a debt to equity (debt plus equity) ratio of 26.3%. Return on assets decreased to 12.6% from 14.9% and return on equity declined to 19.1% from 20.0% for the comparable 12-month periods ending March 28, 1998 and March 29, 1997, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

         The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

            Second quarter net sales rose 1.5% to $36.0 million from $35.5 million reported for the same period last year. Domestic sales decreased 3.5% during the quarter, primarily due to the weakness in demand for the Company's Brad Harrison products as related to the delay in major product business and lower sales of fiber optic and copper cable assemblies. International sales increased 15.1% over the second quarter of fiscal 1997 and constituted 30.7% of the total sales for the quarter just ended. This increase reflected sales by the mPm Group, which was acquired on February 27, 1998, and strength in our other European markets. In local currencies, international sales increased 18.5% over the same period last year. The backlog of unfilled orders was $13.0 million (including $3.6 million from the mPm Group) compared with $8.8 million at fiscal year-end 1997 and $10.6 million reported one year ago.

           Gross profit of $16.1 million was $.1 million or 0.4% greater than the same quarter last year. Gross profit margins decreased to 44.6% from 45.1%, reflecting the ability to obtain only limited selling price increases and continued price concessions at one subsidiary, AI/FOCS.

           Operating expenses decreased 5.4% to $10.0 million from $10.6 million in the second quarter of fiscal 1998. As a percent of net sales, operating expenses decreased to 27.9% from 29.9%, despite continued investment in engineering, which increased 14.6%. Other expenses were $.6 million for the current quarter. The increase was due to interest and amortization expense related to the acquisition of the mPm Group.

           Net income exceeded last year's second quarter by 7.5%. Basic earnings per share were $0.31 compared with $0.30 in the second quarter of last year, a 3.3% increase. Earnings per share on a diluted basis were $0.30 compared with $0.28 in the second quarter of last year, a 7.1% increase. The Company's increase in net income was primarily due to the impact of sales increase and reductions in operating expenses.

OTHER

         The Company is currently assessing and addressing the impact of the Year 2000 issue on its business. The Year 2000 issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals with. Failures of the Company's and /or third parties' computer systems could have a material impact on the Company's ability to do business. The Company is in the process of determining the timetable and cost related to achieving Year 2000 compliance.

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

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.



Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 23, 1998. During the meeting, the following matters were voted upon with the total number of shares voted as follows:


                                           VOTES CAST FOR         VOTES WITHHELD
                                           ---------------       ---------------

Election of nominees to Board of Directors:
               Ann F. Hackett                    9,845,117              169,985
               Linda Y. C. Lim                   9,845,567              169,535
               Dale A. Miller                    9,989,617               25,485
               Eugene P. Nesbeda                 9,842,907              172,195
               Alan L. Shaffer                   9,990,617               24,485



                                            VOTES CAST FOR          VOTES AGAINST              VOTES ABSTAINED
                                           ---------------         --------------              ---------------



Ratification of appointment of
Arthur Andersen LLP as the Company's
independent public accountants              9,955,837               32,613                     26,652



The number of broker non-votes for each matter voted above was 0.

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                 (11)  Computation of earnings per common and
                       common equivalent share
                 (27)  Financial data schedule (Electronic filings only)

(b) Reports on Form 8-K filed during the quarter ended March 28, 1998

      1.  March 13, 1998

              Item 1.  Acquisition of assets of the mPm Group.

              Item 7. Financial statements, pro forma financial information and exhibits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      WOODHEAD INDUSTRIES, INC.


                        /s/ Robert G. Jennings                    5/11/98
                      -------------------------                  ---------
                      Robert G. Jennings                           Date
                      Vice President - Finance
                      (Chief Financial Officer)

                        /s/ Joseph P. Nogal                       5/11/98
                      -------------------------                  ---------
                      Joseph P. Nogal                              Date
                      Treasurer/Controller
                      (Chief Accounting Officer)