Form 10-Q
period 1998-06-27
WOODHEAD INDUSTRIES INC
filed 1998-08-11
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES ACT OF 1934

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 27, 1998                Commission File Number 0-5971



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


    THREE PARKWAY NORTH,    SUITE 550,   DEERFIELD, IL.   .             60015
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

Yes  X   No

On July 25, 1998 there were 10,618,181 shares of the Registrant's common stock outstanding.



                          PART I. FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 27, 1998 and September 27, 1997


                                    ASSETS           (Amounts in thousands)
                                                      Unaudited
CURRENT ASSETS                                        6/27/98           9/27/97
                                                     ----------         -------


  Cash and short-term securities                     $   5,141        $   8,284
  Accounts receivable                                   24,807           20,051
  Inventories (Note 3)                                  20,391           18,067
  Prepaid expenses                                       5,954            5,054
                                                     ---------        ---------
    Total current assets                             $  56,293        $  51,456
                                                     ---------        ---------

OTHER ASSETS                                         $     203        $     271

PROPERTY, PLANT & EQUIPMENT, at cost                 $  84,786        $  74,514
  Less:  Accumulated depreciation                      (46,884)         (44,016)
                                                     ---------        ---------
  Net property, plant and equipment                  $  37,902        $  30,498
                                                     ---------        ---------

GOODWILL                                             $  28,490        $   6,774
                                                     ---------        ---------
TOTAL ASSETS                                         $ 122,888        $  88,999
                                                     ---------        =========


                     LIABILITIES & STOCKHOLDERS' INVESTMENT


CURRENT LIABILITIES


  Accounts payable                                     $   7,835      $   6,465
  Accrued expenses                                        13,780         13,041
  Income taxes                                               (85)           223
  Portion of long-term
   debt payable within one year                             --             --
                                                       ---------      ---------
     Total current liabilities                         $  21,530      $  19,729
                                                       ---------      ---------

DEFERRED INCOME TAXES                                  $   2,169      $   2,015
                                                       ---------      ---------

LONG-TERM DEBT                                         $  26,000      $    --
                                                       ---------      ---------

STOCKHOLDERS' INVESTMENT: (Note 6)
  Preferred stock                                      $    --        $    --
  Common stock                                            10,618         10,541
  Additional paid-in capital                               3,498          2,765
  Cumulative translation adjustment                       (2,455)        (1,487)
  Retained earnings                                       61,528         55,436
                                                       ---------      ---------
     Total stockholders' investment                    $  73,189      $  67,255
                                                       ---------      ---------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT           $ 122,888      $  88,999
                                                       =========      =========


     See accompanying notes to condensed consolidated financial statements.



                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data, unaudited)




                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   ------------------                  -----------------
                                                6/27/98          6/28/97           6/27/98          6/28/97
                                                -------          -------            ------           ------


NET SALES                                       $37,568          $35,495          $107,960         $103,161

COST OF SALES                                    21,528           19,581            60,880           56,882
                                                -------          -------           -------          -------

GROSS PROFIT                                    $16,040          $15,914          $ 47,080         $ 46,279
   % of Net Sales                                 42.7%            44.8%             43.6%            44.9%

OPERATING EXPENSES                               10,257           10,384            30,229           30,734
                                                -------          -------           -------          -------

    INCOME FROM OPERATIONS                      $ 5,783          $ 5,530          $ 16,851         $ 15,545

OTHER (INCOME)/EXPENSES, NET (Note 4)             1,041              273             1,953              825
                                                -------          -------           -------          -------

   INCOME BEFORE INCOME
         TAXES                                  $ 4,742          $ 5,257          $ 14,898         $ 14,720

PROVISION FOR INCOME TAXES                        1,922            2,076             5,950            5,848
                                                -------          -------           -------          -------

NET INCOME                                      $ 2,820          $ 3,181          $  8,948         $  8,872
                                                =======          =======           =======          =======

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE (Note 5)
      BASIC                                     $  0.27          $  0.30          $   0.85         $   0.85
                                                =======          =======           =======          =======
      DILUTED                                   $  0.25          $  0.29          $   0.80         $   0.80
                                                =======          =======           =======          =======

COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING
      BASIC                                      10,608           10,474            10,583           10,450
                                                =======          =======           =======          =======
      DILUTED                                    11,169           11,117            11,182           11,093
                                                =======          =======           =======          =======

DIVIDENDS PER SHARE                             $ 0.090          $ 0.080           $ 0.270          $ 0.230
                                                =======          =======           =======          =======


     See accompanying notes to condensed consolidated financial statements.



                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                              NINE MONTHS ENDED
                                                           ----------------------
                                                            6/27/98     6/28/97
                                                           ---------    ---------


Cash Flows from Operating Activities:
   Net income for the period                               $  8,948    $  8,872
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                            4,442       3,795
   Change in Assets and Liabilities:
     Decreases/(Increases) in:
       Accounts receivable                                     (480)       (937)
       Inventories                                             (918)     (3,464)
       Prepaid expenses                                        (787)        689
       Other assets                                            (642)        (62)
     Increases/(Decreases) in:
       Accounts payable                                         534        (959)
       Accrued expenses                                      (1,749)      1,272
       Income taxes                                            (808)     (1,079)
       Deferred income taxes                                    154         117
                                                           --------    --------
Net cash flows provided by operating activities            $  8,694    $  8,244
                                                           --------    --------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                $ (8,766)   $ (8,275)
   Acquisition of the mPm Group                             (26,768)       --
   Retirements or sales of property, plant and equipment         33          43
                                                           --------    --------
Net cash flows used for investing activities               $(35,501)   $ (8,232)
                                                           --------    --------

Cash Flows from Financing Activities:
   Proceeds from long-term debt                            $ 26,000    $   --
   Sales of stock                                               810         645
   Dividend payments                                         (2,856)     (2,402)
                                                           --------    --------
Net cash flows used for financing activities               $ 23,954    $ (1,757)
                                                           --------    --------

Effect of exchange rates                                   $   (290)   $     26
                                                           --------    --------

Net Decrease in Cash & Short-Term Securities               $ (3,143)   $ (1,719)
                                                           ========    ========

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:
   Interest                                                $    339    $     30
   Income taxes                                            $  5,980    $  6,374


     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 1998
                                   (Unaudited)

(1) The condensed consolidated balance sheets at June 27, 1998, and September 27, 1997, and the condensed consolidated statements of income and cash flow for the periods ended June 27, 1998, and June 28, 1997, reflect, in the opinion of Woodhead Industries, Inc. (the "Company" or "Registrant"), all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended June 27, 1998 and June 28, 1997, are not necessarily indicative of the results to be expected for the full year.

(3) The estimated breakdown of raw materials and work-in-process and finished goods inventories at June 27, 1998, and September 27, 1997, is as follows:

                                                            (in thousands)
                                                         6/27/98      9/27/97
                                                         -------      -------
         Raw materials                                   $13,749      $12,391
         Work-in-process and finished goods               11,250       10,138
                                                         -------      -------
           Inventories before LIFO reserve                24,999       22,529
         Less: Reserve to reduce to LIFO                  (4,608)      (4,462)
                                                         -------      -------
         Inventories, net                                $20,391      $18,067
                                                         ========     =======

(4) Interest expense was $405,000 for the quarter ended June 27, 1998, and $22,000 for the quarter ended June 28, 1997.

(5) Income per share is based upon the weighted average number of shares outstanding for the basic calculation (10,608,000 and 10,583,000 for the quarter and nine months ended June 27, 1998 respectively, and 10,474,000 and 10,450,000 for the quarter and nine months ended June 28, 1997, respectively) and the weighted average number of shares outstanding plus the effect of common share equivalents during the period for the diluted calculation (11,169,000 and 11,182,000 for the quarter and nine months ended June 27, 1998, respectively, and 11,117,000 and 11,093,000 for the quarter and nine months ended June 28, 1997, respectively).

(6) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at June 27, 1998 and September 27, 1997 were 10,618,000 and 10,541,000, respectively.

(7) The Company uses financial instruments to hedge, and therefore attempts to reduce, its overall exposure to the effects of currency fluctuations on cash flows. The Company does not use derivative financial instruments for speculative purposes. Furthermore, it does not hedge its foreign currency denominated transactions in a manner that entirely offsets the effects of changes in foreign currency exchange rates. The Company uses foreign currency forward contracts to hedge a portion of the currency risks of transactions denominated in foreign currencies . Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transaction. The foreign exchange financial instruments which hedge various investments in foreign subsidiaries are marked to market monthly and the results are recorded in the equity section. In addition, the Company's international operations, in many instances, acts as a natural hedge because both sales and operating expenses are denominated in local currency. Therefore, although an unfavorable change in the exchange rate of a foreign currency against the U.S. dollar will result in lower sales when translated to U.S. dollars, operating expenses will also be lower in these circumstances.

(8) The Company has a Revolving Credit Agreement (The "Agreement") with a bank which was increased from $15,000,000 to $40,000,000 in the second quarter of 1998. The Agreement bears interest at the bank's prime or offered rate. The Agreement expires on February 28, 2001. During the third quarter of 1998, the Company borrowed $26,000,000 under the Agreement at an average interest rate of 6%. Interest expenses for the nine months ending June 27, 1998 was $526,895. The proceeds from the borrowing were used to finance the acquisition of all of the issued and outstanding capital stock of mPm S.p.A. and mPm group S.p.A. and certain assets of their subsidiaries (collectively, "the mPm Group").

(9) On February 27, 1998, pursuant to a share Purchase Agreement dated February 6, 1998, Woodhead Italia, S.r.l., a wholly owned subsidiary of the Company, incorporated in Italy, acquired the mPm Group in exchange for an aggregate cash payment to Sellers of 52,637,000,000 Italian Lire (approximately $29.2 million). The mPm Group manufactures, distributes and sells industrial connectors and related products. The mPm Group has operations in Italy, Germany and the United Kingdom.

     Results of operations subsequent to the acquisition date are included in the Company's condensed consolidated statement of income for the nine months ended June 27, 1998. The following unaudited pro forma condensed information has been prepared as if the acquisition had occurred at the beginning of fiscal year 1997, with pro forma adjustments to give effect to amortization of goodwill valued in the acquisition and interest expense on the related borrowings from the Company's Revolving Credit Agreement.

                                                       Nine Months Ended
                                                  (Amounts in thousands except
                                                        per share data)

                                                      6/27/98      6/28/97
                                                     ---------    ---------
        Net Sales                                    $115,855     $117,926
        Income Before Income Taxes                     13,635       14,616
        Net Income                                   $  7,862     $  8,378
        Net income per common and fully diluted
                common equivalent share              $   0.70     $   0.76

(10) Subsequent to the quarter ended June 27, 1998, the Company acquired the business and certain assets of the SST division of S-S Technologies, located in Ontario, Canada. Total consideration was approximately $34.9 million which included 400,000 restricted shares of the Company's common stock. The funds used to finance the transaction were obtained under a new bank credit facility obtained by Woodhead Canada Limited, a wholly owned subsidiary of the Company. SST manufactures, distributes and sells interface cards, gateways and related software for connecting devices and controllers to industrial networks.

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

         Working capital increased by $3.0 million for the first nine months of fiscal 1998. The current ratio of 2.6/1 for the period, was the same at the end of the prior fiscal year. Long-term debt rose to $26.0 million from the prior year-end due to the Company's acquisition of mPm S.r.l resulting in a total capitalization to equity (debt plus equity) ratio of 26.2%. Return on assets decreased to 11.9% from 14.9% and return on equity declined to 17.9% from 19.7% for the comparable 12-month periods ending June 27, 1998 and June 28, 1997, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

         The Company is a party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

            Third quarter net sales rose 5.8% to $37.6 million from $35.5 million reported for the same period last year. Domestic sales decreased 10.8% during the quarter, primarily due to the weakness in demand for the Company's Brad Harrison products. International sales increased 49.2% over the third quarter of fiscal 1997 and constituted 39.1% of the total sales for the quarter just ended. This increase was due to the addition of sales by mPm S.r.l. which was acquired in February of this year, and continued strength in our other European markets, which offset the decline in our sales in Asia. In local currencies, international sales increased 52.0% over the same period last year. The backlog of unfilled orders was $12.3 million compared with $8.8 million at fiscal year-end 1997 and $10.1 million reported one year ago. Selling prices increased less than 1% when compared to the same period one year ago.

           Gross profit of $16.0 million was $.1 million or 0.8% greater than the same quarter last year. Gross profit margins decreased to 42.7% from 44.8%, primarily due to the dilutive effect of the lower gross profit percentage at mPm S.r.l.

           Operating expenses decreased 1.2% to $10.3 million from $10.4 million in the third quarter of fiscal 1998. As a percent of net sales, operating expenses decreased to 27.3% from 29.3%, due to the lower rate of operating expenses at mPm S.r.l. Other expenses of $1.0 million were $.7 million more than the same period a year ago. This increase was primarily due to the increased interest and amortization expenses related to the acquisition of mPm S.r.l.

           Net income decreased from last year's third quarter by 11.3%. The Company's decrease in net income was in large part due to the increase in other expenses arising from the acquisition of mPm S.r.l. Basic earnings per share were $0.27 compared with $0.30 in the third quarter of last year, a 10.0% decrease. Earnings per share on a diluted basis were $0.25 compared with $0.29 in the third quarter of last year, a 13.8% decrease.

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

         Certain statements in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors which may cause actual and future performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: achieving sales levels to fulfill revenue expectations; the absence of presently unexpected costs or charges, certain of which may be outside the control of the Company; general economic and business conditions; the ability to integrate acquisitions; shifts in market demand for the Company's products and competition.

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

 The Company's consultant estimates that a minimum of approximately $645,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. The Company has a reserve for such purposes and has notified the previous owners of the site and various insurers of possible claims by the Company relating to the remediation of the site. The consultant's cost estimate was based on a review of currently available data, which is limited, and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate is subject to substantial uncertainty until the extent of contamination and geological conditions are fully understood, feasible remedial alternatives are assessed, and the DEQ approves a remediation plan. The Company is continuing to investigate the environmental conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         (11)     Computation of earnings per common
                  and common equivalent share
         (27)     Financial data schedule (Electronic filings only)



(b) Reports on Form 8-K filed during the quarter ended June 27, 1998

      1.  Form 8-K/A on May 13, 1998

          Item 7. Financial statements, pro forma financial information and exhibits

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            WOODHEAD INDUSTRIES, INC


            /s/ Robert G. Jennings                             8-11-98
            -------------------------                         ---------
            Robert G. Jennings                                   Date
            Vice President - Finance
            (Chief Financial Officer)


            /s/ Joseph P. Nogal                                8-11-98
            -------------------------                         ---------
            Joseph P. Nogal                                      Date
            Treasurer/Controller
            (Chief Accounting Officer)