Form 10-K
period 1998-10-03
WOODHEAD INDUSTRIES INC
filed 1998-12-31
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED OCTOBER 3,
                       1998 Commission file number 0-5971

                       [ ] TRANSITION REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            WOODHEAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 36-1982580
      --------------------------------          -------------------------------
      (State or other juristriction of          (I.R.S. Employer Identification
       incorporation or organization)                        Number)

               THREE PARKWAY NORTH, SUITE 550, DEERFIELD, IL 60015
         --------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)
        Registrant's telephone number, including area code (847) 236-9300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 28, 1998 was $146,553,693. Shares outstanding as of November 28, 1998 were 11,034,631.


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement dated December 18, 1998, for the annual meeting of stockholders to be held January 22, 1999, and portions of the Annual Report to Stockholders for the year ended October 3, 1998 are incorporated by reference in Parts I, II, III, and IV.

                             ANNUAL REPORT FORM 10-K

                       For the Year Ended October 3, 1998
              as filed with the Securities and Exchange Commission

                                Table of Contents

Item No.                                                                   Page

   1. Business............................................................  2-4

   2. Description of Property.............................................    4

   3. Legal Proceedings...................................................    5

   4. Submission of Matters to a Vote of Securities Holders...............    5

   5. Market for Registrant's Common Equity and Related Stock
          Matters.........................................................  6-7

   6. Selected Financial Data.............................................    7

   7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    7

   7A. Quantitative and Qualitative Disclosures about Market Risk.........  7-8

   8. Financial Statements and Supplementary Data.........................    8

   9. Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................    8

  10. Directors and Executive Officers of the Registrant..................  8-9

  11. Executive Compensation.............................................. 9-10

  12. Security Ownership of Certain Beneficial Owners and Management......   10

  13. Certain Relationships and Related Transactions......................   10

  14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.   (Index of Exhibits is on Pages 16-18)...............10-14


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

     During fiscal year 1998, the Company expanded its product lines by acquiring two businesses: mPm S.r.l., a manufacturer of specialty valve connectors in Italy; and certain assets of S-S Technologies, Inc., a producer of industrial control electronics in Canada. These two businesses are consonant with the company's existing products used in the control industry both in application and served markets and, therefore, result in no material change in the manner in which the Company conducts business.

INDUSTRY SEGMENTS

     The Company consists of one business segment which can best be described as specialty power and signaling devices. That segment accounted for 98% of the sales and 99% of the earnings in 1998 and during the past five years has averaged 99% of sales and 97% of earnings. Molded rubber products, an immaterial business segment and therefore not reported separately, accounted for the remainder of the sales and earnings.

PRODUCTS

     The Company's products are designed for and used primarily in industrial applications for the distribution of power, for signaling, and for motion control. They can be classified into four groups: electrical specialties, reels and power systems, industrial connectivity, and molded rubber products. The electrical specialty product classification includes, among other items, portable handlamps, low-voltage safety lights, wiring devices, weatherproof receptacles, circuit testers, portable power distribution equipment, pendant push-button enclosures, general-purpose power and control connectors, and custom copper and fiber optic cable assemblies. Reels and power systems include such products as electric cord and cable reels, electric cable festooning systems, collector rings, static discharge reels, tool balancers, ergonomic workstations, hose reels, and multiple-cable carrier systems. Industrial connectivity includes such products as specialty control connectors, related custom assemblies, and industrial communication electronics.

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

      The percent of sales and income for the three product classifications over the past five years is as follows:

                                                     Sales                                        Income
                                     ----------------------------------------   ---------------------------------------
                                     1998    1997     1996     1995     1994     1998     1997     1996     1995   1994

Electrical specialties                 72      70       67       66       68       79       80       77       81    78
Reels and power systems                26      29       31       33       31       20       18       18       16    18
Molded rubber products                  2       1        2        1        1        1        2        5        3     4

DISTRIBUTION

     All of the Company's products are heavy-duty, industrial grade. These products are sold directly to users, to original equipment manufacturers, and through selected distributors, mainly in the United States, Canada, Europe, and Asia with some sales going to other parts of the world. These distributors are serviced by manufacturers' agencies whose sales personnel solicit sales for the Company's products and promote them to the ultimate users. These agencies also represent other manufacturers whose lines, in general, are complementary to the Company's products.

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

INVENTORIES

     Products of the type manufactured and sold by the Company are also available through other manufacturers. As a result, delivery time as well as quality and customer service are important to the success of the business and therefore require that sufficient inventories be maintained to insure fast turnaround time on orders.

CUSTOMER PROFILE

     The Company's sales are broad-based with no single customer accounting for a significant portion of total sales and no single industry accounting for a majority of its business.

BACKLOG

     On November 28, 1998, there were unshipped orders totaling approximately $12.2 million. Last year's backlog at approximately the same date was $9.2 million. The acquisition of mPm S.r.l. and SST account for this increase in backlog.

COMPETITION

     Products similar to those sold by the Company are manufactured and sold by other companies as well, resulting in a very competitive environment. However, the Company believes its ability to manufacture high quality products that serve specialized needs of industry through its highly efficient distribution channels differentiates the Company from its competitors.

RESEARCH AND DEVELOPMENT

     For the years ended October 3, 1998, September 27, 1997, and September 28, 1996, the Company expended approximately $9,695,000 , $3,025,000, and $2,513,000, respectively, on the development of new products and the improvement of existing products. Included in the amount for the year ended October 3, 1998 are $5,971,000 related to in process research and development acquired with the acquisition of the assets of SST. These expenditures included the compensation of engineers, designers, and drafters who were engaged in product development.

EMPLOYEES

     The Company has approximately 1,268 full-time employees.

FOREIGN AND EXPORT BUSINESS

     See footnote 8, page 29 of the Annual Report to Stockholders for the year ended October 3, 1998, which is incorporated herein by reference and filed as an exhibit to this report.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns facilities in the following locations:
                                                 Land Owned                                  Plant Floor Area
      Northbrook, Illinois                        4.7 acres                                   125,000 sq. ft.
      Kalamazoo, Michigan                        39.1 acres                                   116,000 sq. ft.
      Franklin, Massachusetts                     6.6 acres                                    60,000 sq. ft.
      El Paso, Texas                              5.0 acres                                    50,000 sq. ft.
      Belvidere, Illinois                         3.5 acres                                    36,000 sq. ft.
      Juarez, Mexico                             11.5 acres                                   131,000 sq. ft.
      Netherlands                                 1.3 acres                                    30,000 sq. ft.
      Wales, U.K.                                 4.5 acres                                    42,000 sq. ft.
      Bretten, Germany                            1.2 acres                                    28,000 sq. ft.
      Cusano Milanino, Italy                       .2 acres                                    32,000 sq. ft.

     All of the above properties are owned in fee except the land in Wales, U.K. which is held under a lease expiring in 2105 and the land in Bretten, Germany which is held under a lease expiring in 2002.

     The Company also leases approximately 60,000 square feet in Waterloo, Ontario, Canada; 20,000 square feet in Mississauga, Ontario, Canada; 11,600 square feet in Deerfield, Illinois; 10,500 square feet in Grand Rapids, Michigan; 6,500 square feet in Lagny-Sur-Marne, France; 5,900 square feet in Singapore; and 200 square feet in Japan. All plants are considered to be well-equipped and well-maintained. They are of masonry or steel construction. In the judgment of management, sufficient capacity is available at the above locations to cover the Company's needs at least through fiscal 1999.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, the Company learned that a portion of the site had been used as a disposal area by the previous owners of the site. The Company's consultant has remediated the soils in this area but believes that it is the primary source of contamination of groundwater, both on-site and off-site. In addition, the investigation of the site indicates that the groundwater contaminants have migrated off-site. The Company has implemented a groundwater remediation system for the on-site contamination. During the past year, the Company was required to modify this system in order to address treatment problems created by changed conditions, and these modifications increased the estimated long term cost of the on-site remediation. The Company continues to monitor and analyze conditions to determine the continued efficacy of this system. The Company has also modified the design of its proposed remediation alternative for the off-site groundwater contamination because of changed off-site conditions, and is currently reviewing this alternative with the DEQ. The Company continues to investigate the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including possible evidence of past or current releases by others in the vicinity around the Company's facilities.

      The Company's consultant currently estimates that a minimum of approximately $2,045,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. During fiscal 1998, the Company recorded charges of $1,700,000 to increase its existing reserve for such expenses. The Company has initiated discussions with the previous owners of the site and various insurers concerning possible claims by the Company for contribution to the cost of the investigation and remediation of the site. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. The Company is continuing to monitor the conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the security holders either through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended October 3, 1998.

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

          Preferred Stock Purchase Rights have been distributed to stockholders and deemed to be attached to the shares of Common Stock of the Registrant. If and when the rights become exercisable, the holders initially would be entitled to purchase one unit consisting of one one-thousandths of a share ("unit") of Series A Junior Participating Preferred Stock at a purchase price of $65 per unit, subject to adjustment. See footnote 5, page 27 of the Annual Report to Stockholders for the year ended October 3, 1998, for further explanation. That footnote is incorporated herein by reference and filed as an exhibit to this report.

          The range in the market price per share of the common stock during the past two years was as follows:



                                    1998                                                 1997
               ---------------------------------------------         ----------------------------------------------
                Fiscal                                                Fiscal
                Quarter             High              Low             Quarter             High              Low

                    1st           21 1/2             17 1/8           1st                14 1/4           12 1/4
                    2nd           19 3/4             17 3/8           2nd                16 3/4           13 1/4
                    3rd           20                 13 7/8           3rd                19 1/4           14 3/4
                    4th           16                  8 1/8           4th                21 1/8           17 3/4


      (b) The number of holders of record of the Company's securities as of December 28, 1998, was as follows:

              Title of Class                           Number of Stockholders
          ------------------------------------         ----------------------
              Common Stock                                 573
              Preferred Stock Purchase Rights              573

     (c) The cash dividends declared for the past two years were as follows:

                         1998                                                          1997
          Fiscal Quarter             Rate                                 Fiscal Quarter            Rate
        ---------------------------------                                -------------------------------
                  1st             $0.090                                          1st             $0.080
                  2nd             $0.090                                          2nd             $0.080
                  3rd             $0.090                                          3rd             $0.090
                  4th             $0.090                                          4th             $0.090
                                  ------                                                          ------
                  Total           $0.360                                         Total            $0.340
                                  ======                                                          ======


ITEM 6.  SELECTED FINANCIAL DATA

     The "Financial Profile" appearing on pages 14 and 15 of the Annual Report to Stockholders for the year ended October 3, 1998, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

     "Management's Discussion of Operations and Financial Position" appearing on pages 12 and 13 of the Annual Report to Stockholders for the year ended October 3, 1998, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company, as a result of its global operating activities, is exposed to changes in foreign currency exchange rates which may adversely affect its results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in foreign currency exchange rates through its regular operating activities and, when deemed appropriate, through the use of derivative financial instruments.

      The Company uses financial instruments to selectively hedge and thereby attempts to reduce its overall exposure to the effects of foreign currency fluctuations. The Company does not use derivative financial instruments for speculative purposes. The Company uses foreign currency forward and swap contracts to hedge a portion of the currency risks of transactions denominated in foreign currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding losses and gains on the underlying transactions.

      In 1998 the Company entered into a foreign currency swap agreement with a AA-rated counterparty to hedge a portion of its investment in its Italian subsidiary. Under the terms of the agreement, the Company will swap 35.52 billion Lire for 20.0 USD million amortized over the next 8 years. In addition, the contract provides for the Company to make annual interest payments of 6.50% on the outstanding Lire balance, while receiving 7.43% on the outstanding Dollar balance. Due to the fact that this contract is an effective hedge of an investment in a foreign entity, any gain or loss on the contract is recorded directly to cumulative translation adjustment in shareholders' equity.


      The following table indicates the values to be exchanged over the next 5 years relating to its Lire swap.

                                    Amortizing                Outstanding             Amortizing               Outstanding
Date                                Amount USD                Notional USD            Amount ITL              Notional ITL
10-1-98                                 -                       20,000                     -                   35,520,000
9-30-99                              1,000                      19,000                1,776,000                33,744,000
9-30-00                              2,000                      17,000                3,552,000                30,192,000
9-30-01                              3,000                      14,000                5,328,000                24,864,000
9-30-02                              3,000                      11,000                5,328,000                19,536,000
9-30-03                              3,000                       8,000                5,328,000                14,208,000
Thereafter                           8,000                           -               14,208,000                         -

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Report of Independent Public Accountants" included on page 11 and the consolidated financial statements with accompanying footnotes appearing on pages 16 through 30 of the Annual Report to Stockholders for the year ended October 3, 1998, are incorporated herein by reference and filed as an exhibit to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANt

      Information appearing under the heading "Nominees and Continuing Directors" on pages 1 through 4 of the Registrant's definitive proxy statement dated December 18, 1998, for the annual meeting of stockholders to be held on January 22, 1999, is hereby incorporated herein by reference and made a part hereof.

      The following information is provided with respect to the executive officers of the Company:

                                                                                                                     Position Held
            Name of Officer                       Age                       Position                                    Since
          -------------------                    ----                      ---------                               ----------------

           C. Mark DeWinter                        56                     Chairman, President and                 July, 1993
                                                                            Chief Executive Officer
           Robert G. Jennings                      60                     Vice President, Finance and             July, 1987
                                                                            Chief Financial Officeer
           Robert J. Tortorello                    49                     Vice President, General                 January, 1991
                                                                            Counsel and Secretary
           Robert A. Moulton                       49                     Vice President, Human                   May, 1987
                                                                            Resources





                               PART III - CONT'D.
                                                                                                                     Position Held
            Name of Officer                       Age                       Position                                    Since
          -------------------                    ----                      ---------                               -----------------

            Gregory E. Baker                       35                     Vice President, Corporate               October, 1997
                                                                            Development and
                                                                            Strategic Planning
            Joseph P. Nogal                        43                     Treasurer/Controller and                July, 1993
                                                                            Assistant Secretary

              All officers are elected each year at the Annual Meeting of the Board of Directors which is held immediately following the annual meeting of stockholders. The next Annual Meeting of the Board of Directors will be held on January 22, 1999.

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

       Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 and 7 of the Registrant's definitive proxy statement dated December 18, 1998, for the annual meeting of stockholders to be held on January 22, 1999, is hereby incorporated herein by reference and made a part hereof.

ITEM 11.  EXECUTIVE COMPENSATION

      The information contained under the headings "Directors' Compensation" on pages 5 and 6 and "Executive Compensation" on pages 9 through 13 of the Registrant's definitive proxy statement dated

December 18, 1998, for the annual meeting of stockholders to be held January 22, 1999, is incorporated herein by reference and made a part hereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table and footnotes appearing under the heading "Stock Ownership of Management and Certain Beneficial Owners" appearing on pages 7 and 8 of the Registrant's definitive proxy statement dated December 18, 1998, for the annual meeting of stockholders to be held January 22, 1999, are hereby incorporated by reference and made a part hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained under the heading "Nominees and Continuing Directors" appearing on pages 1 through 4 of the Registrant's definitive proxy statement dated December 18, 1998, for the annual meeting of stockholders to be held January 22, 1999, is incorporated by reference and made a part hereof.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report:

      1. Financial Statements (filed herewith as part of Exhibit 13):

               Consolidated Balance Sheets - at October 3, 1998, September 27, 1997, and September 28, 1996.

               Consolidated Statements of Income - for the years ended October 3, 1998, September 27, 1997, and September 28, 1996.

               Consolidated Statements of Stockholders' Investment - for the years ended October 3, 1998, September 27, 1997, and September 28, 1996.

               Consolidated Statements of Cash Flow - for the years ended October 3, 1998, September 27, 1997, and September 28, 1996.

               Notes to Consolidated Financial Statements.

       2.  Financial Statement Schedules

               The following consolidated financial information for the years ended October 3, 1998, September 27, 1997, and September 28,
               1996, is submitted herewith:
                                                                                  Page
               Report of Independent Public Accountants on Schedule
               and Supplementary Notes                                            14

               Schedule II Valuation and Qualifying Accounts                      12

               Supplementary Notes to Consolidated Financial Statements           13


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

       3.      The Exhibits are listed in the index of exhibits required by
               Item 601 of Regulation S-K included at pages 17, 18, and 19, which are incorporated herein by reference and made a part hereof.

(b) On November 14, 1998, the registrant filed a form 8-K/A to amend the Form 8-K filed August 14, 1998, which reported the acquisition of SST effective July 31, 1998. The form 8-K/A included an audited balance sheet, statement of income and parent's equity in the division and cash flow of the SST Division of S-S Technologies Inc. as of December 31, 1997, and an unaudited condensed balance sheet, statement of income and parent's equity in division and cash flow for the six months ended June 30, 1998. A pro forma balance sheet and income statement of the registrant for the nine months ended June 27, 1998 and a pro forma income statement of the registrant for the year ended September 27, 1997 were included as well.

(c)            Reference is made to Item 14(a) 3 above.

(d)            Reference is made to Item 14(a) 2 above.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    For the three years ended October 3, 1998
                                 (in thousands)

                                                                           Additions
                                                                         -------------

                                           Balance at        Charged to       Charged to                                 Balance
                                            Beginning         Costs and            Other                                  at End
Description                                 of Period          Expenses         Accounts        Deductions             of Period
--------------                          ----------------    ------------     ------------      -----------         ---------------
Reserve for excess and obsolete inventory:


Year ended October 3, 1998                    $1,270             $631               -          $(541) (1)                $1,462
                                                                                                  19  (2)
                                                                                                  83  (3)

Year ended September 27, 1997                 $1,192             $499               -          $(423) (1)                $1,270
                                                                                                   2  (2)


Year ended September 28, 1996                 $1,076             $499              -           $(376) (1)                $1,192
                                                                                                 (7)  (2)


(1) Represents write-offs less recoveries.
(2) Foreign currency translation adjustment.
(3) Business acquired.

                       SUPPLEMENTARY NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



ACCRUED EXPENSES

  Accrued expenses at October 3, 1998, September 27, 1997, and September 28, 1996, consisted of the following:




                                                                                 (in thousands)

                                                                  1998               1997                  1996
                                                                  ----               ----                  ----
       Payroll                                                 $ 2,616             $3,872                $3,014

       Pension and profit sharing                                2,337              2,305                 1,828

       Environmental                                             2,045                890                   800

       Litigation & related expenses                               669                163                   159

       Commissions                                               1,138              1,261                   995

       Insurance                                                   521                277                   428

       Unrealized loss on swap agreement                         1,818                  0                     0

       Other                                                     6,512              4,273                 4,030
                                                              --------              -----                 -----

                                                               $17,656            $13,041               $11,254
                                                               =======            =======               =======


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON SCHEDULE AND SUPPLEMENTARY NOTES



           To Woodhead Industries, Inc.:


           We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Woodhead Industries, Inc. and subsidiaries included in the Woodhead Industries, Inc. Annual Report to Stockholders for the year ended October 3, 1998 incorporated by reference in this Form 10-K, and have issued our report thereon dated November 17, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and supplementary notes included on pages 12 and 13 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule and these notes have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                       ARTHUR ANDERSEN LLP



           Chicago, Illinois
           November 17, 1998

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

WOODHEAD INDUSTRIES, INC.


BY /s/ Robert G. Jennings                  BY /s/Joseph P. Nogal
     --------------------                      ------------------
       Robert G. Jennings                        Joseph P. Nogal
       Vice President, Finance                   Treasurer/Controller
       (Chief Financial Officer)                 (Principal Accounting Officer)


Date    December 7, 1998
       -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by all of the following directors on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                                           Title                                      Date
/s/ C. Mark DeWinter                                   Chairman                               12-7-98
------------------------                      President and C.E.O.                           ----------
      C. Mark DeWinter


/s/ Charles W. Denny                                   Director                               12-16-98
------------------------                                                                     ----------
      Charles W. Denny


/s/ Linda Y.C. Lim                                     Director                               12-11-98
------------------------                                                                     ----------
      Linda Y. C. Lim, Ph. D.


/s/ Sarilee K. Norton                                  Director                               12-8-98
------------------------                                                                     ----------
      Sarilee K. Norton


/s/ Alan L. Shaffer                                    Director                               12-9-98
------------------------                                                                     ----------
      Alan L. Shaffer


/s/ Robert D. Tuttle                                   Director                               12-21-98
------------------------                                                                     ----------
      Robert D. Tuttle


                                  EXHIBIT INDEX

Exhibit
Number       Description                                                                                                      Page
(3)  Articles of incorporation and bylaws

       (a) Certificate of Incorporation including amendments through January 22, 1993, are hereby incorporated by reference to Exhibit (4)a of Registrant's Form S-8 filed April 22, 1994, as Registration #33-77968.

       (b)  By-laws of the Company, as amended, for the fiscal year ended
            October 3, 1998, are hereby incorporated by reference to Exhibit
            (3)b of Registrant's Form 10-K Annual Report for the year ending
            September 27, 1997.

(4)  Instruments defining the rights of security holders, including indentures

       (a)i. Credit Agreement between Registrant and Harris Trust and Savings Bank dated October 29, 1993, and amended on October 3, 1998, providing for a revolving credit line not exceeding $15 000,000.

      (a)ii.  Credit Agreement between Registrant (Woodhead Canada Limited) and
              Harris Trust and Savings Bank dated July 30, 1998 providing for a revolving credit line not exceeding $10,000,000.

     (a)iii.  On September 28, 1998, the Registrant issued to private investors
              $30 million and $15 million of Senior Guaranteed Notes at 6.64% and 6.81 % per annum maturing in 2008 and 2013 respectively.

              The above documents described in this paragraph (4a) are not filed herewith by Registrant, but Registrant undertakes to furnish copies thereof to the Securities and Exchange Commission upon request.

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






                                  EXHIBIT INDEX
Exhibit
Number       Description                                                                                                      Page

 (10) (c)    The 1990 Stock Awards Plan as set forth in Exhibit A of
             Registrant's definitive proxy statement dated December 19, 1990 for the annual meeting of stockholders held January 25, 1991, which is incorporated herein by reference and made a part hereof.

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

      (h) The Management Incentive Plan effective for fiscal 1998 as described on page 17 of the Registrant's definitive proxy statement dated December 19, 1997, for the annual meeting of stockholders held January 23, 1998, which page is incorporated herein by reference and made a part hereof.

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









                             EXHIBIT INDEX (cont'd)

Exhibit
Number Description                                                                                                             Page

(10)  (k)    Severance Agreement as set forth in Item (10) of the exhibits to
             Form l0-K Annual Report for the year ending October 1, 1994, which is incorporated herein by reference and is made a part hereof, with
             C. Mark DeWinter dated September 7, 1989. Robert G. Jennings,
             Robert A. Moulton, Joseph P. Nogal, Terry L. Spandet, and Robert J.
             Tortorello have substantially identical contracts.

(11)    Statement regarding computation of per share earnings                                                                    20

(13)    The following items incorporated by reference herein from the Annual
        Report to Stockholders for the year ended October 3, 1998 (the "1998
        Annual Report"), are filed as Exhibits to this report:

      (a) Information under the footnote entitled "Information about the Company's Operations in Different Geographic Areas" set forth on
             Page 29 of the 1998 Annual Report;

      (b) Information under the footnote entitled "Capital Stock" set forth on Page 27 of the 1998 Annual Report;

      (c) Information under the section entitled "Financial Profile" set forth on Pages 14 and 15 of the 1998 Annual Report;

      (d) Information under the section entitled "Management's Discussion of Operations and Financial Position" set forth on Pages 12 and l3 of the 1998 Annual Report;

      (e) Report of Independent Public Accountants set forth on Page 11 of the 1998 Annual Report;

      (f)    Consolidated Financial Statements set forth on Pages 16-19 of the
             1998 Annual Report; and

      (g)    Notes to Consolidated Financial Statements set forth on
             Pages 20-30 of the 1998 Annual Report.

(21)  Subsidiaries of the Registrant                                                                                            21

(23)  Consent of Arthur Andersen LLP                                                                                            22

(27) Financial Data Schedule for the year ended October 3, 1998, filed as an exhibit to this report.