Form 10-Q
period 1999-01-02
WOODHEAD INDUSTRIES INC
filed 1999-02-09
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES ACT OF 1934

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended January 2, 1999             Commission File Number 0-5971



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

Yes  X   No

On January 30, 1999 there were 11,090,901 shares of the Registrant's common stock outstanding.



                          PART I. FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       January 2, 1999 and October 3, 1998

                                       ASSETS         (Amounts in thousands)
                                                       Unaudited
CURRENT ASSETS                                           1/2/99         10/3/98
                                                      ---------       ---------


  Cash and short-term securities                      $   4,763       $   2,923
  Accounts receivable                                    26,916          26,792
  Refundable income taxes                                   767             795
  Inventories (Note 3)                                   19,873          19,431
  Prepaid taxes and other expenses                        7,920           7,695
                                                      ---------       ---------
    Total current assets                              $  60,239       $  57,636
                                                      ---------       ---------

DEFERRED INCOME TAXES AND OTHER ASSETS                $   2,268       $   2,324
                                                      ---------       ---------

PROPERTY, PLANT & EQUIPMENT, at cost                  $ 115,948       $ 114,076
  Less:  Accumulated depreciation                       (50,901)        (48,792)
                                                      ---------       ---------
  Net property, plant and equipment                   $  65,047       $  65,284
                                                      ---------       ---------

GOODWILL                                              $  29,929       $  30,697
                                                      ---------       ---------
TOTAL ASSETS                                          $ 157,483       $ 155,941
                                                      =========       =========


                     LIABILITIES & STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES


   Accounts payable                                      $   8,930    $   7,828
   Accrued expenses                                         15,973       17,656
   Income taxes                                              1,932          837
   Portion of long-term debt payable within one year          --           --
                                                         ---------    ---------
     Total current liabilities                           $  26,835    $  26,321
                                                         ---------    ---------

OTHER LIABILITIES                                        $   2,040    $   2,070
                                                         ---------    ---------

LONG-TERM DEBT                                           $  52,500    $  53,000
                                                         ---------    ---------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                        $    --      $    --
  Common stock                                              11,089       11,032
  Additional paid-in capital                                 9,735        9,276
  Cumulative translation adjustment                         (1,594)      (1,276)
  Retained earnings                                         56,878       55,518
                                                         ---------    ---------
     Total stockholders' investment                      $  76,108    $  74,550
                                                         ---------    ---------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT             $ 157,483    $ 155,941
                                                         =========    =========


     See accompanying notes to condensed consolidated financial statements.


                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data, unaudited)


                                                         Three Months Ended
                                                     --------------------------
                                                       1/2/99          12/27/97
                                                     --------         ---------


NET SALES                                            $ 38,836         $ 34,350

COST OF SALES                                          22,356           19,380
                                                     --------         --------

GROSS PROFIT                                         $ 16,480         $ 14,970
    % of Net Sales                                       42.4%            43.6%

OPERATING EXPENSES                                     12,125           10,063
                                                     --------         --------

    INCOME FROM OPERATIONS                           $  4,355         $  4,907

OTHER EXPENSES ( INCOME)
   INTEREST EXPENSE (INCOME)                         $    874         $    (56)
   OTHER (INCOME) EXPENSES, NET                          (397)             287
                                                     --------         --------
NET OTHER EXPENSES                                   $    477         $    231

   INCOME BEFORE INCOME
         TAXES                                       $  3,878         $  4,676

PROVISION FOR INCOME TAXES                           $  1,525         $  1,868
                                                     --------         --------

NET INCOME                                           $  2,353         $  2,808
                                                     ========         ========

NET INCOME PER SHARE(Note 4)
        BASIC                                        $   0.21         $   0.27
                                                     ========         ========
        DILUTED                                      $   0.21         $   0.25
                                                     ========         ========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
        BASIC                                          11,048           10,561
                                                     ========         ========
        DILUTED                                        11,399           11,223
                                                     ========         ========

DIVIDENDS PER SHARE                                  $  0.090         $  0.090
                                                     ========         ========


     See accompanying notes to condensed consolidated financial statements.


                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                                     Three Months Ended
                                                                    --------------------
                                                                      1/2/99    12/27/97
                                                                      ------    --------


Cash Flows from Operating Activities:
   Net income for the period                                         $ 2,353    $ 2,808
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                     2,616      1,292
   Change in Assets and Liabilities:
       (Increases) Decreases in:
       Accounts receivable                                              (124)       469
       Inventories                                                      (442)       176
       Prepaid expenses                                                 (225)      (339)
       Deferred income taxes and other assets                             78          2
     Increases (Decreases) in:
       Accounts payable                                                1,102     (1,144)
       Accrued expenses                                               (1,713)    (3,145)
       Income taxes                                                    1,123      2,110
       Deferred income taxes                                            --          168
                                                                     -------    -------
Net cash flows provided by operating activities                      $ 4,768    $ 2,397
                                                                     -------    -------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                          $(1,934)   $(3,474)
   Retirements or sales of property, plant and equipment                  (4)        28
                                                                     -------    -------
Net cash flows used for investing activities                         $(1,938)   $(3,446)
                                                                     -------    -------

Cash Flows from Financing Activities:
   Payments on long-term debt                                        $  (500)   $  --
   Sales of stock                                                        516        221
   Dividend payments                                                    (993)      (950)
                                                                     -------    -------
Net cash flows used for financing activities                         $  (977)   $  (729)
                                                                     -------    -------

Effect of exchange rates                                             $   (13)   $    90
                                                                     -------    -------

Net Increase (Decrease) in Cash & short-term securities              $ 1,840    $(1,688)
                                                                     =======    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                          $    73    $    10
   Income taxes                                                      $   127    $   360


     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 2, 1999
                                   (Unaudited)

(1) The condensed consolidated balance sheets at January 2, 1999, and October 3, 1998, and the condensed consolidated statements of income and cash flow for the three-month periods ended January 2, 1999, and December 27, 1997, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month periods ended January 2, 1999, and December 27, 1997, are not necessarily indicative of the results to be expected for the full year.

(3) The estimated breakdown of raw materials and work-in-process and finished goods inventories at January 2, 1999, and October 3, 1998, is as follows:

                                                          (in thousands)
                                                       1/2/99      10/3/98
                                                       ------      -------
           Raw materials                              $13,721      $12,881
           Work-in-process and finished goods          11,227       11,600
                                                       ------      -------
             Inventories before LIFO reserve           24,948       24,481
           Less: Reserve to reduce to LIFO             (5,075)      (5,050)
                                                       ------      -------
           Inventories, net                           $19,873      $19,431
                                                      =======      =======


(4) Income per share is based upon the weighted average number of common shares outstanding for the basic calculation (11,048,000 for the quarter ended January 2, 1999 and 10,561,000 for the quarter ended December 27, 1997) and the weighted average number of common shares outstanding plus dilutive common stock options for the diluted calculation (11,399,000 for the quarter ended January 2, 1999 and 11,223,000 for the quarter ended December 27, 1997).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at January 2, 1999 and October 3, 1998 were 11,089,000 and 11,032,000, respectively.

(6) Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

(7) The Company, as a result of its global operating activities, is exposed to changes in foreign currency exchange rates which may adversely affect its results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in foreign currency exchange rates through its regular operating activities and, when deemed appropriate, through the use of derivative financial instruments.

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

       In 1998 the Company entered into a foreign currency swap agreement with a AA- rated counterparty to hedge a portion of its investment in its Italian subsidiary. Under the terms of the agreement, the Company will swap 35.52 billion Lire for $20.0 million amortized over the next 8 years. In addition, the contract provides for the Company to make annual interest payments of 6.50% on the outstanding Lire balance, while receiving 7.43% on the outstanding Dollar balance. Due to the fact that this contract is an effective hedge of an investment in a foreign entity, any gain or loss on the contract is recorded directly to cumulative translation adjustment in shareholders' equity.

(8) Effective October 4, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 - Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax if applicable, for the three month periods ending January 2, 1999 and December 27, 1997, is as follows: (in thousands)

                                                        Three Months Ended
                                                     --------------------------
                                                      1/2/99          12/27/97
                                                     --------         --------
       Net Income                                    $ 2,353          $ 2,808
       Foreign Currency Translation Adjustment          (207)              71
                                                      ------          -------
       Comprehensive Income                          $ 2,146          $ 2,879
                                                     =======          =======

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

         Working capital increased by $2.1 million during the quarter ended January 2, 1999. The current ratio of 2.2 to 1 for the quarter was the same as at the end of the prior fiscal year. Long-term debt decreased to $52.5 million from the prior year end, resulting in a debt to total capitalization (debt plus equity) ratio of 40.8%. Return on assets declined to 2.8% from 14.7% and return on equity declined to 4.8% from 19.2% for the comparable 12-month periods ending January 2, 1999 and December 27, 1997, respectively. The decline in Return on Assets and Return on Equity was primarily due to certain charges in the fourth quarter of the 1998 fiscal year. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

         The Company is party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS

         First quarter Net Sales rose 13.1% to $38.8 million from $34.4 million reported for the same period last year, primarily due to the recent acquisitions of SST and mPm S.r.l. Domestic sales decreased by 5.3% compared with the same period last year, primarily due to the weakness in demand for the Company's Brad Harrison products as related to the continued delay of major project business. International sales rose by 62.4% during the first quarter of fiscal 1998 and constituted 39.0% of total sales of the quarter just ended. This increase reflects sales by mPm, which was acquired on February 27, 1998 as well as continued market strength in Europe, which supported substantial sales increases at our European subsidiaries. The backlog of unfilled orders was $13.2 million compared with $11.5 million at fiscal year-end 1998 and $9.5 million reported a year ago.

         Gross profit of $16.5 million was $1.5 million or 10.1% greater than in the same quarter last year. Gross profit margins declined to 42.4% from 43.6% due to the impact of SST and mPm.

         Operating expenses increased 20.5% to $12.1 million from $10.0 million in the first quarter of fiscal 1999. As a percent of net sales, operating expenses increased to 31.2% from 29.3%. Interest expense increased due to the debt related to the 1998 acquisitions of SST and mPm. Other expenses decreased due to gains in foreign exchange and absence of expenses incurred last year for the startup of the Company's new plant in Juarez, Mexico, and unrelated employee severance costs.

         Net income decreased by 16.2% to $2.4 million from $2.8 million. Basic earnings per share were $0.21 compared with $0.27 in the first quarter of last year. Earnings per share on a diluted basis were $0.21 compared with $0.25 in the first quarter of last year.

OTHER

         The Company has been assessing and addressing the impact of the Year 2000 issue on its business over the past two years. As a result of the ongoing assessment, the Company has been modifying or replacing various hardware and software platforms throughout the Company. Since the Company is operated in a decentralized manner, each of its operating locations is addressing whether its systems, vendors, equipment and products are or will be Year 2000 compliant. The compliance status at each subsidiary is being monitored by Corporate personnel on a quarterly basis to ensure that required courses of action are being executed in a timely fashion. Management believes the modification of its computer information systems will be completed in adequate time to enable proper processing of transactions relating to the Year 2000 and beyond. However, if such systems are not timely modified, such a delay could have a material adverse effect on the Company.

         Expenses associated with the Year 2000 issue are currently reflected in the Company's financial statements. Consultants' fees incurred at its various subsidiaries are being expensed when incurred while new systems are being capitalized. Although the Company has not accumulated the normal costs of updating business systems which occur on an ongoing basis that also address the Year 2000 issue, it is believed that these costs do not have a material financial effect on the Company as a whole. At present, the Company is evaluating contingency plan alternatives.

         The Company believes the key risk factors associated with Year 2000 are those it cannot directly control, primarily the readiness of its key suppliers, distributors, customers, public infrastructure suppliers and other vendors. The Company's subsidiaries have each initiated discussions with those third parties to determine their Year 2000 compliance status, and is keeping the communication channels open with respect to their readiness. While the Company is working diligently to ensure its mission critical third parties will be compliant, there can be no assurance that the systems of any third party on which the Company's systems and operations rely will be timely converted and will not have a material adverse effect on the Company.

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

         The Company's consultant has estimated that a minimum of approximately $2,045,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. The Company has initiated discussions with the previous owners of the site and various insurers concerning possible claims by the Company for contribution to the cost of the investigation and remediation of the site. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. The Company is continuing to monitor the conditions at the site and will adjust its reserve if necessary.
The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      (11) Computation of earnings per share
      (27) Financial data schedule (Electronic filings only)

(b) Reports on Form 8-K filed during the quarter ended January 2, 1999

    1.  Form 8-K/A on October 14, 1998

        Item 7. Financial statements, pro forma financial information and exhibits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     WOODHEAD INDUSTRIES, INC.


                     /s/ Robert G. Jennings                        2/9/99
                     ------------------------                    ----------
                     Robert G. Jennings                             Date
                     Vice President - Finance
                     (Chief Financial Officer)


                      /s/ Joseph P. Nogal                          2/9/99
                     -----------------------                     ----------
                     Joseph P. Nogal                                Date
                     Vice President, Treasurer/Controller
                     (Chief Accounting Officer)