Form 10-Q
period 1999-04-03
WOODHEAD INDUSTRIES INC
filed 1999-05-14
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

For the Quarter Ended April 3, 1999                Commission File Number 0-5971



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

Yes  X   No

On May 1, 1999 there were 11,107,901 shares of the Registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        April 3, 1999 and October 3, 1998


                                                             ASSETS                           (Amounts in thousands)
                                                                                                    Unaudited
CURRENT ASSETS                                                                               4/3/99            10/3/98
                                                                                        ------------        ----------
  Cash and short-term securities                                                        $     3,787         $    2,923
  Accounts receivable                                                                        30,366             26,792
  Refundable income taxes                                                                       667                795
  Inventories (Note 3)                                                                       20,807             19,431
  Prepaid taxes and other expenses                                                            8,031              7,695
                                                                                         ----------         ----------
    Total current assets                                                                  $  63.658          $  57,636
                                                                                          ---------          ---------

DEFERRED INCOME TAXES AND OTHER ASSETS                                                  $     2,873         $    2,324
                                                                                         ----------          ---------

PROPERTY, PLANT & EQUIPMENT, at cost                                                      $ 117,581           $114,076
  Less:  Accumulated depreciation                                                           (52,502)           (48,792)
                                                                                          ----------           -------
  Net property, plant and equipment                                                      $   65,079          $  65,284
                                                                                         ----------          ---------

GOODWILL                                                                                 $   27,449          $  30,697
                                                                                         ----------          ---------
TOTAL ASSETS                                                                              $ 159,059           $155,941
                                                                                          =========           ========

                                             LIABILITIES & STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                                                                      $    6,921         $    7,828
   Accrued expenses                                                                          15,082             17,656
   Income taxes                                                                               3,092                837
   Portion of long-term debt payable within one year                                              -                  -
                                                                                    ---------------     --------------
     Total current liabilities                                                           $   25,095          $  26,321
                                                                                         ----------          ---------

OTHER LIABILITIES                                                                       $     1,877         $    2,070
                                                                                         ----------          ---------

LONG-TERM DEBT                                                                           $   55,321          $  53,000
                                                                                         -----------         ---------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Common stock                                                                           $   11,091          $  11,032
  Additional paid-in capital                                                                  9,742              9,276
  Cumulative translation adjustment                                                          (2,861)            (1,276)
  Retained earnings                                                                          58,794             55,518
                                                                                        -----------         ----------
     Total stockholders' investment                                                      $   76,766          $  74,550
                                                                                         ----------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                                              $ 159,059           $ 155,941
                                                                                          =========           =========

See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data, unaudited)


                                       Three Months Ended                    Six Months Ended
                                       ------------------                    ----------------
                                    4/3/99           3/28/98              4/3/99          3/28/98
                                    ------           -------              ------          -------
NET SALES                           $44,468          $36,042              $83,304         $70,392

COST OF SALES                        24,985           19,972               47,341          39,352
                                    -------          -------              -------          ------

GROSS PROFIT                        $19,483          $16,070              $35,963         $31,040
    % of Net Sales                     43.8%            44.6%                43.2%           44.1%

OPERATING EXPENSES                   13,569           10,261               25,694          20,324
                                    -------          --------             --------        -------

    INCOME FROM OPERATIONS          $ 5,914          $ 5,809              $10,269         $10,716

OTHER EXPENSES ( INCOME)
   INTEREST EXPENSE (INCOME)        $   833          $   104              $ 1,707         $    48
   OTHER (INCOME) EXPENSES, NET          26              225                 (371)            512
                                    -------          --------             --------        -------
NET OTHER EXPENSES                  $   859          $   329              $ 1,336         $   560

   INCOME BEFORE INCOME
         TAXES                      $ 5,055          $ 5,480              $ 8,933         $10,156

PROVISION FOR INCOME TAXES          $ 2,141          $ 2,160              $ 3,666         $ 4,028
                                    -------          --------             --------        -------

NET INCOME                          $ 2,914          $ 3,320              $ 5,267         $ 6,128
                                    =======          ========             ========        =======

NET INCOME PER  SHARE   (Note 4)
        BASIC                      $   0.26          $  0.31              $  0.48         $  0.58
                                    =======          ========             ========        =======
        DILUTED                    $   0.26          $  0.30              $  0.46         $  0.55
                                    =======          ========             ========        =======

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
        BASIC                        11,090           10,581               11,066          10,571
                                    =======          ========             ========        =======
        DILUTED                      11,383           11,199               11,371          11,204
                                    =======          ========             ========        =======

DIVIDENDS PER SHARE                 $  0.09          $  0.09              $  0.18         $  0.18
                                    =======          ========             ========        =======


     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)

                                                                                       Six Months Ended
                                                                                      ------------------
                                                                                   4/3/99           3/28/98
                                                                                  -------           -------
Cash Flows from Operating Activities:
   Net income for the period                                                      $ 5,267          $  6,128
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                  5,231             2,762
   Change in Assets and Liabilities:
     (Increases) Decreases in:
       Accounts receivable                                                         (3,574)             (389)
       Inventories                                                                 (1,376)             (417)
       Prepaid expenses                                                              (336)             (306)
       Deferred income taxes and other assets                                        (464)             (392)
     Increases (Decreases) in:
       Accounts payable                                                              (907)           (1,632)
       Accrued expenses                                                            (2,767)           (2,226)
       Income taxes                                                                 2,383             1,250
       Deferred income taxes                                                            -               158
                                                                                  -------           -------
Net cash flows provided by operating activities                                   $ 3,457          $  4,936
                                                                                  -------           -------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                                       $(4,522)         $ (5,737)
   Acquisition of the mPm Group                                                                     (26,768)
   Retirements or sales of property, plant and equipment                                3                32
                                                                                  -------           -------
Net cash flows used for investing activities                                      $(4,519)         $(32,473)
                                                                                  -------           -------

Cash Flows from Financing Activities:
   Increase in long-term debt                                                     $ 2,321          $ 25,500
   Proceeds from sale of stock                                                        525               675
   Dividend payments                                                               (1,991)           (1,902)
                                                                                  -------           -------
Net cash flows provided by financing activities                                   $   855          $ 24,273
                                                                                  -------           -------

Effect of exchange rates                                                          $ 1,071          $   (191)
                                                                                  -------           -------

Net Increase (Decrease) in Cash & short-term securities                           $   864          $ (3,455)
                                                                                =========         =========

Cash and Short term securities at beginning of period                             $ 2,923          $  8,284
Cash and Short term securities at end of period                                   $ 3,787          $  4,829

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:
   Interest                                                                       $ 1,842          $     38
   Income taxes                                                                   $ 1,698          $  3,058

     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 3, 1999
                                   (Unaudited)

(1) The condensed consolidated balance sheets at April 3, 1999, and October 3, 1998, and the condensed consolidated statements of income and cash flow for the periods ended April 3, 1999, and March 28, 1998, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month period ended April 3, 1999 are not necessarily indicative of the results to be expected for the full year.

(3) The breakdown of raw materials and work-in-process and finished goods inventories at April 3, 1999, and October 3, 1998, is as follows:

                                                             (in thousands)
                                                         4/3/99          10/3/98
                                                        --------        --------
        Raw materials                                   $14,265         $12,881
        Work-in-process and finished goods               11,671          11,600
                                                        --------        --------
         Inventories before LIFO reserve                  25,936          24,481
        Less: Reserve to reduce to LIFO                  (5,129)         (5,050)
                                                        --------        --------
        Inventories, net                                 $20,807         $19,431
                                                        ========        ========


(4) Earnings per share are based upon the weighted average number of common shares outstanding for the basic calculation (11,090,000 and 11,066,000 for the quarter and six months ended April 3, 1999, respectively, and 10,581,000 and 10,571,000 for the quarter and six months ended March 28, 1998, respectively) and the weighted average number of common shares outstanding plus dilutive common stock options for the diluted calculation (11,383,000 and 11,371,000 for the quarter and six months ended April 3, 1999, respectively, and 11,199,000 and 11,204,000 for the quarter and six months ended March 28, 1998, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at April 3, 1999 and October 3, 1998 were 11,091,000 and 11,032,000, respectively.

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

       In 1998 the Company entered into a foreign currency swap agreement with an AA- rated counterparty to hedge a portion of its investment in its Italian subsidiary. Under the terms of the agreement, the Company will swap 35.52 billion Lire for 20.0 million US$ amortized over the next 8 years. In addition, the contract provides for the Company to make annual interest payments of 6.50% on the outstanding Lire balance, while receiving 7.43% on the outstanding Dollar balance. Due to the fact that this contract is an effective hedge of an investment in a foreign entity, any gain or loss on the contract is recorded directly to cumulative translation adjustment in shareholders' equity.

(8) Effective October 4, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 - Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax for the three and six month periods ending April 3, 1999 and March 28, 1998, is as follows:

                                                         (Amounts in thousands)
                                       ------------------------------------------------------
                                         Three Months Ended                Six Months Ended
                                       ----------------------            --------------------
                                     4/3/99          3/28/98               4/3/99       3/28/98
                                    -------         --------              -------      --------
       Net Income                   $ 2,914          $ 3,320              $ 5,267       $ 6,128
       Foreign Currency
          Translation Adjustment,
          net of tax                   (823)            (563)              (1,030)         (492)
                                     -------         --------              -------       -------
       Comprehensive Income         $ 2,091          $ 2,757              $ 4,237       $ 5,636
                                    ========         ========             ========       =======

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
--------------------
         Working capital increased by $7.3 million for the six months ended April 3, 1999 from October 3, 1998. The current ratio was 2.5 to 1 compared to
2.2 to 1 at the end of the prior fiscal year. Long-term debt rose to $55.3 million resulting in a debt to total capitalization (debt plus equity) ratio of 41.9%. Return on assets declined to 2.2% from 12.6% and return on equity declined to 4.1% from 19.1% for the comparable 12 month periods ending April 3, 1999, and March 28, 1998, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

         The Company is party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS
------------------
         Second quarter net sales rose 23.4% to $44.5 million from $36.0 million reported for the same period last year. Global sales in the industrial communications and connectivity segment of the business increased 71% in the second quarter primarily driven by the acquisitions in 1998. The project business in the Company's Brad Harrison products began to recover in North America where total sales in this product line increased 12%. Sales in the Company's electrical safety and specialty products segment decreased 1% primarily due to decreases in sales in the United States. The backlog of unfilled orders was $13.8 million compared with $11.5 million at fiscal year-end 1998 and $13.0 million reported a year ago.

         Gross profit of $19.5 million was $3.4 million or 21.2% greater than the same quarter last year. Gross profit margins decreased to 43.8% from 44.6% due to the dilutive effect of SST.

         Operating expenses increased 32.2% to $13.6 million from $10.3 million in the second quarter of fiscal 1998. Due to the 1998 acquisitions, operating expenses increased to 30.5% from 28.5% as a percent of net sales. Interest expense increased due to the debt related to the Company's two 1998 acquisitions. Other expenses decreased due to insurance reimbursement of litigation settlements expensed last year.

         Net income decreased by 12.2% to $2.9 million from $3.3 million. The decrease in the Company's net income was primarily due to the dilutive effect of SST which was anticipated at the time of acquisition. Basic earnings per share were $0.26 compared with $0.31 in the second quarter of last year. Earnings per share on a diluted basis were $0.26 compared with $0.30 in the second quarter of last year.

OTHER
------
         The Company has been assessing and addressing the impact of the Year 2000 issue on its business over the past two years. As a result of the ongoing assessment, the Company has been modifying or replacing various hardware and software platforms throughout the Company. Since the Company is operated in a decentralized manner, each of its operating locations is addressing whether its systems, vendors, equipment and products are or will be Year 2000 compliant. The compliance status at each subsidiary is being monitored by Corporate personnel on a quarterly basis to ensure that required courses of action are being executed in a timely fashion. Management believes the modification of its computer information systems will be completed in adequate time to enable proper processing of transactions relating to the Year 2000 and beyond. However, if such systems are not timely modified, such a delay could have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.



Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on January 22, 1999. During the meeting the following matters were voted upon with the total number of shares voted as follows:


                                                Votes Cast For    Votes Withheld
                                               ---------------   --------------
Election of nominees to Board of Directors
         Daniel T. Carroll                         10,291,895            46,323
         Sarilee K. Norton                         10,304,013            34,205



                                  Votes Cast For  Votes Against  Votes Abstained
                                 --------------- -------------- ---------------

Ratification of appointment of
   Arthur Andersen LLP as the
   Company's independent
   public accountants               10,280,424        28,149          29,645



The number of broker non-votes for each matter voted above was 0.

                           PART II. OTHER INFORMATION

                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                    (11) Computation of earnings per share
                    (27) Financial data schedule (Electronic filings only)

(b)  Reports on Form 8-K

                     There were no reports on Form 8-K filed during the quarter ended April 3, 1999.

                                                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WOODHEAD INDUSTRIES, INC.

                         /s/ Robert G. Jennings              5/14/99
                       -------------------------------     ---------------------
                       Robert G. Jennings                  Date
                       Vice President - Finance
                       (Chief Financial Officer)

                         /s/ Joseph P. Nogal                 5/14/99
                       -------------------------------     ---------------------
                       Joseph P. Nogal                     Date
                       Vice President, Treasurer/Controller
                      (Chief Accounting Officer)

                                   EXHIBIT 11
                            WOODHEAD INDUSTRIES, INC.
                        COMPUTATION OF EARNINGS PER SHARE
           (Amounts in thousands, except per share data - unaudited)


                                                 Three Months Ended                  Three Months Ended
                                                       4 /3/99                            3/28/98
                                            ----------------------------         ----------------------------

                                                 Basic          Diluted            Basic            Diluted
                                               --------        --------            -------          -------
Net Income                                     $ 2,914          $ 2,914            $ 3,320          $ 3,320
                                               =======          =======            =======          =======

Weighted average
  common shares                                 11,090           11,090             10,581           10,581
Dilutive common
   stock options                                     -              293                 -               618
                                               --------          --------         --------          -------

Weighted average
   common shares plus
   dilutive common stock
   options                                      11,090           11,383             10,581           11,199
                                               =======          =======            =======          =======

Earnings per share                               $0.26            $0.26              $0.31            $0.30
                                               =======          =======            =======           ======


                                                  Six Months Ended                       Six Months Ended
                                                       4 /3/99                                3/28/98
                                              ------------------------              -----------------------

                                                Basic           Diluted            Basic            Diluted
                                              --------         --------            -------          -------
Net Income                                     $ 5,267          $ 5,267            $ 6,128          $ 6,128
                                               =======          =======            =======          =======

Weighted average
  common shares                                 11,066           11,066             10,571           10,571
Dilutive common
   stock options                                    -               305                  -              663
                                              --------          --------           -------          -------

Weighted average
   common shares plus
   dilutive common stock
   options                                      11,066           11,371             10,571           11,204
                                                =======          =======           =======          =======

Earnings per share                               $0.48            $0.46              $0.58            $0.55
                                                =======          =======           =======           ======



<<<Insert Exhibit here>>>


<<RETYPE Financial Data Schedule>>>