Form 10-Q
period 1999-07-03
WOODHEAD INDUSTRIES INC
filed 1999-08-16
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         [  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES ACT OF 1934

For the Quarter Ended July 3, 1999                 Commission File Number 0-5971



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

Yes  X   No

On July 31, 1999 there were 11,122,401 shares of the Registrant's common stock outstanding.

                          PART I. FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        July 3, 1999 and October 3, 1998

                                  ASSETS          (Amounts in thousands)
                                                   Unaudited
CURRENT ASSETS                                      7/3/99            10/3/98
                                               ------------        -----------
  Cash and short-term securities              $        489         $    2,923
  Accounts receivable                               29,955             26,792
  Refundable income taxes                              682                795
  Inventories (Note 3)                              21,626             19,431
  Prepaid taxes and other expenses                   7,144              7,695
                                                ----------         ----------
    Total current assets                       $    59,896         $   57,636
                                                ----------          ---------

DEFERRED INCOME TAXES AND OTHER ASSETS         $     4,020         $    2,324
                                                ----------          ---------

PROPERTY, PLANT & EQUIPMENT, at cost           $   119,282         $  114,076
  Less:  Accumulated depreciation                  (54,555)           (48,792)
                                                 ----------         ---------
  Net property, plant and equipment            $    64,727         $   65,284
                                                ----------          ---------

GOODWILL                                       $    25,963         $   30,697
                                                ----------          ---------
TOTAL ASSETS                                   $   154,606         $  155,941
                                                 =========          =========

                           LIABILITIES & STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES
   Accounts payable                            $     6,282         $    7,828
   Accrued expenses                                 16,414             17,656
   Income taxes                                      2,087                837
                                                ----------         ----------
     Total current liabilities                 $    24,783         $   26,321
                                                ----------         ----------

OTHER LIABILITIES                              $     1,757         $    2,070
                                                ----------          ---------

LONG-TERM DEBT                                 $    50,300         $   53,000
                                                -----------         ---------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Common stock                                 $    11,122         $   11,032
  Additional paid-in capital                         9,977              9,276
  Cumulative translation adjustment                 (3,357)            (1,276)
  Retained earnings                                 60,024             55,518
                                               -----------         ----------
     Total stockholders' investment            $    77,766         $   74,550
                                                ----------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT   $   154,606         $  155,941
                                                 =========          =========

     See accompanying notes to condensed consolidated financial statements.


                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (Amounts in thousands except per share data, unaudited)


                                       Three Months Ended                       Nine Months Ended
                                     -----------------------                 ------------------------
                                     7/3/99          6/27/98                 7/3/99           6/27/98
                                     ------          -------                 ------           -------
NET SALES                           $43,190          $37,568               $126,494          $107,960

COST OF SALES                        24,636           21,528                 71,977            60,880
                                   --------         --------               --------          --------

GROSS PROFIT                        $18,554          $16,040               $ 54,517          $ 47,080
    % of Net Sales                     43.0%            42.7%                  43.1%             43.6%

OPERATING EXPENSES                   13,340           10,672                 39,034            30,996
                                   --------         --------               --------          --------

    INCOME FROM OPERATIONS         $  5,214         $ 5,368                $ 15,483          $ 16,084

OTHER EXPENSES ( INCOME)
   INTEREST EXPENSE                $    882         $    378               $  2,589          $    426
   OTHER (INCOME) EXPENSES, NET         (11)             248                   (382)              760
                                   --------         --------               --------          --------
NET OTHER EXPENSES                 $    871         $    626               $  2,207          $  1,186

   INCOME BEFORE INCOME
         TAXES                     $  4,343         $  4,742               $ 13,276          $ 14,898

PROVISION FOR INCOME TAXES         $  2,112         $  1,922               $  5,778          $  5,950
                                   --------         --------               --------          --------

NET INCOME                         $  2,231         $  2,820               $  7,498          $  8,948
                                   ========         ========               ========          ========

NET INCOME PER  SHARE   (Note 4)
        BASIC                      $   0.20         $   0.27               $   0.68          $   0.85
                                   ========         ========               ========          ========
        DILUTED                    $   0.20         $   0.25               $   0.66          $   0.80
                                   ========         ========               ========          ========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
        BASIC                        11,110           10,608                 11,081            10,583
                                   ========         ========               ========          ========
        DILUTED                      11,418           11,169                 11,389            11,182
                                   ========         ========               ========          ========

DIVIDENDS PER SHARE                $   0.09         $   0.09               $   0.27          $   0.27
                                   ========         ========               ========          ========


     See accompanying notes to condensed consolidated financial statements.



                            WOODHEAD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Amounts in thousands - unaudited)
                                                                                         Nine Months Ended
                                                                                    -------------------------
                                                                                     7/3/99           6/27/98
                                                                                    -------           -------
Cash Flows from Operating Activities:
   Net income for the period                                                       $  7,498          $  8,948
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                                    7,763             4,442
     Change in Assets and Liabilities:
      (Increases) Decreases in:
       Accounts receivable                                                           (3,163)             (480)
       Inventories                                                                   (2,195)             (918)
       Prepaid expenses                                                                 551              (787)
       Deferred income taxes and other assets                                        (1,598)             (642)
      Increases (Decreases) in:
       Accounts payable                                                              (1,546)              534
       Accrued expenses                                                              (1,555)           (1,749)
       Income taxes                                                                   1,363              (808)
       Deferred income taxes                                                              -               154
                                                                                   --------          --------
Net cash flows provided by operating activities                                    $  7,118          $  8,694
                                                                                   --------          --------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                                        $ (6,290)         $ (8,766)
   Acquisition of the mPm Group                                                           -           (26,768)
   Retirements or sales of property, plant and equipment                                  2                33
                                                                                   --------          --------
Net cash flows used for investing activities                                       $ (6,288)         $(35,501)
                                                                                   --------          --------

Cash Flows from Financing Activities:
   Increase/(Decrease) in long-term debt                                           $ (2,700)         $ 26,000
   Proceeds from sale of stock                                                          791               810
   Dividend payments                                                                 (2,992)           (2,856)
                                                                                   --------          --------
Net cash flows provided by financing activities                                    $ (4,901)         $ 23,954
                                                                                   --------          --------

Effect of exchange rates                                                           $  1,637          $   (290)
                                                                                   --------          --------

Net Decrease in Cash & short-term securities                                       $ (2,434)         $ (3,143)
                                                                                   ========          ========

Cash and Short term securities at beginning of period                              $  2,923          $  8,284
Cash and Short term securities at end of period                                    $    489          $  5,141

Supplemental disclosures of cash flow information:
-------------------------------------------------
Cash paid during the period for:
   Interest                                                                        $  1,969          $    339
   Income taxes                                                                    $  4,663          $  5,980

     See accompanying notes to condensed consolidated financial statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 3, 1999
                                   (Unaudited)

(1) The condensed consolidated balance sheets at July 3, 1999, and October 3, 1998, and the condensed consolidated statements of income and cash flow for the periods ended July 3, 1999, and June 27, 1998, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

(2) The results of operations for the three-month period ended July 3, 1999 are not necessarily indicative of the results to be expected for the full year.

(3) The breakdown of raw materials and work-in-process and finished goods inventories at July 3, 1999, and October 3, 1998, was as follows:

                                                          (in thousands)
                                                      7/3/99         10/3/98
                                                    --------        --------
          Raw materials                             $ 14,721        $ 12,881
          Work-in-process and finished goods          12,045          11,600
                                                    --------        --------
           Inventories before LIFO reserve            26,766          24,481
          Less: Reserve to reduce to LIFO             (5,140)         (5,050)
                                                    --------        --------
          Inventories, net                          $ 21,626        $ 19,431
                                                    ========        ========


(4) Earnings per share are based upon the weighted average number of common shares outstanding for the basic calculation (11,110,000 and 11,081,000 for the quarter and nine months ended July 3, 1999, respectively, and 10,608,000 and 10,583,000 for the quarter and nine months ended June 27, 1998, respectively) and the weighted average number of common shares outstanding plus dilutive common stock options for the diluted calculation (11,418,000 and 11,389,000 for the quarter and nine months ended July 3, 1999, respectively, and 11,169,000 and 11,182,000 for the quarter and nine months ended June 27, 1998, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at July 3, 1999 and October 3, 1998 were 11,122,000 and 11,032,000, respectively.

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

(8) Effective October 4, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 - Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from investments by, and distributions to, Share Owners. Comprehensive income, shown net of tax for the three and six month periods ending July 3, 1999 and June 27, 1998, was as follows:

                                                   (amounts in thousands)
                                  --------------------------------------------------------
                                      Three Months Ended             Nine Months Ended
                                      ------------------             -----------------
                                    7/3/99          6/27/98        7/3/99          6/27/98
                                  --------         --------      --------         --------
     Net Income                   $  2,231         $  2,820      $   7,498        $  8,948
     Foreign Currency
        Translation Adjustment,
        net of tax                    (323)            (137)        (1,353)           (629)
                                  --------         --------      ---------        --------
     Comprehensive Income         $  1,908         $  2,683      $   6,145        $  8,319
                                  ========         ========      =========        ========

                            WOODHEAD INDUSTRIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

         Working capital increased by $3.8 million for the nine months ended July 3, 1999 from October 3, 1998 . The current ratio was 2.4 to 1 compared to
2.2 to 1 at the end of the prior fiscal year. Long-term debt decreased to $50.3 million resulting in a debt to total capitalization (debt plus equity) ratio of 39.3%. Return on assets declined to 1.8% from 11.9% and return on equity declined to 3.3% from 17.9% for the comparable 12 month periods ending July 3, 1999, and June 27, 1998, respectively. The Company's financial position remains strong and significant borrowing capacity is available should the need arise.

         The Company is party to an environmental matter which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

OPERATING RESULTS
-----------------

         Third quarter net sales rose 15% to $43.2 million from $37.6 million reported for the same period last year. The sales increase reflects continued strength in global sales of the industrial communications and connectivity segment of the company's business, which increased 30%. Especially encouraging was the receipt of Brad Harrison orders in North America related to major capital projects. Sales in the Company's electrical safety and specialty segment increased 4%. Increased sales of balancers, conductor bar products, and fiber optic and copper cable assemblies were partially offset by declines in lighting products and wiring devices. The Company's total domestic sales increased 20% over the same period last year. International sales increased 12%, when compared in local currencies, and represented 37% of total sales. The backlog of unfilled orders was $12.2 million compared with $11.5 million at the end of fiscal year 1998, and $12.3 million reported a year ago.

         The Company's gross profit as a percent of sales was 43%, the same as in the third quarter of last year. Consolidated operating expenses as a percent of sales rose to 3l% from 28% reported last year, primarily due to the addition of SST. Compared with the third quarter of last year, interest expense increased due to the debt incurred to make the acquisition of SST. Other expenses decreased due to the absence of foreign exchange losses and severance costs incurred last year. EBITDA (earnings before interest, taxes, depreciation and amortization) increased 14% compared with the same quarter last year.

         Net income was $2.2 million, a 21% decrease from the $2.8 million reported for the same period last year. The decrease in the Company's net income was primarily due to the dilutive effect of SST which was anticipated at the time of acquisition. Basic earnings per share were $0.20 compared with $0.27 in the third quarter of last year. Diluted earnings per share were $0.20 compared with $0.25 in the third quarter of last year, a 20% decrease.

IMPACT OF THE EURO CURRENCY
---------------------------

         On January 1, 1999, the members of the European Union established fixed conversion rates between their existing currencies ("legacy currencies"), and one common currency, the "Euro". As a result, the Euro now trades on currency exchanges and may be used for business transactions utilizing electronic fund transfer. Conversion to the Euro has the effect of eliminating exchange rate risk between member countries, as exchange rates are now permanent. Beginning in January 2002, new Euro-dominated currency will be issued, and legacy currency will be removed from circulation during the first six months of that year. The Company's subsidiaries that are affected by the Euro conversion are modifying business processes to accommodate the Euro denominated transactions. Certain of the Company's operations expect to implement additional changes to improve the processing of Euro denominated transactions. The anticipated future increase in Euro denominated transactions is not expected to have a material impact on the Company's business or results of operations, and the Company believes that its currency risk in participating countries may be reduced as the legacy currencies are converted to the Euro.

YEAR 2000 COMPLIANCE
--------------------

         The Year 2000 issue relates to computer systems, including hardware, software, and equipment with embedded chip technology, that will be affected by the date change in the year 2000. The Company has been assessing and addressing the impact of the Year 2000 issue on its business over the past two years.
The Company's products are primarily electrical connectors and safety devices, which are not date-sensitive.

         The Company's first phase to achieve Year 2000 readiness included performing a comprehensive inventory and assessment of all systems, both IT and non-IT related, which has been completed. The second phase includes the replacement, remediation, and testing of all systems for compliance, which is approximately 90% complete. The third phase of the Company's plan involves determining the compliance status of all relevant third parties, including significant suppliers, customers, and service providers who are deemed to be critical to business operations. This phase is essentially 75% complete. The final phase includes the development of contingency plans to reduce the risk of business interruption that may result from Year 2000 non-compliance. This may involve developing emergency backup procedures in instances of system failures, stockpiling raw and packaging materials, increasing finished goods inventory levels, and identifying alternate suppliers. This phase has begun and will continue to be monitored as the Year 2000 approaches. Since the Company is operated in a decentralized manner, each of its operating locations has been addressing Year 2000 compliance as indicated by the four-phase plan. The compliance status at each subsidiary is being monitored by Corporate personnel on a quarterly basis to ensure that required courses of action are being executed in a timely fashion. We expect to complete all phases of the plan by October 1999.

         In the event that the Year 2000 issue is not adequately addressed by the Company, its major service providers, suppliers, or customers on a timely basis, there can be no assurance that the Company will not experience a material adverse effect on its operations. Although the Company is not anticipating any major non-compliance problems, it does believe that the greatest risk associated with the Year 2000 issue is the readiness of its third parties. Due to the inherent uncertainty of the Year 2000 issue, the Company has not determined the most likely worst case scenario, but is continuing to develop contingency plans to mitigate any possible disruption of operations that may result from non-compliance.
                                       -8-

         The costs incurred to date approximate $1,400,000, and are estimated to total $1,500,000 upon completion. These costs are based upon management's best estimates using numerous assumptions. These costs also have not had and are not expected to have a material effect on the Company's financial position, assuming that the Company will not be obligated to incur significant Year 2000 related costs on behalf of its customers or suppliers. There can be no assurance that actual costs could not be significantly different from the estimates.

FORWARD LOOKING STATEMENTS
--------------------------

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

                           PART II. OTHER INFORMATION
                            WOODHEAD INDUSTRIES, INC.


Item 1.  Legal Proceedings

         The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, the Company learned that a portion of the site had been used as a disposal area by the previous owners of the site. The Company's consultant has remediated the soils in this area but believes that it is a major source of contamination of groundwater, both on-site and off-site. In addition, the investigation of the site indicates that the groundwater contaminants have migrated off-site. The Company has implemented a groundwater remediation system for the on-site contamination. The Company continues to monitor and analyze conditions to determine the continued efficacy of this system. The Company also continues to analyze remedial alternatives for the off-site groundwater contamination and is reviewing these alternatives with the DEQ. The Company continues to investigate the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including possible evidence of past or current releases by others in the vicinity around the Company's facilities.

         The Company's consultant estimated that a minimum of approximately $2,045,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. The Company has filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. Also, the Company is evaluating similar claims against various insurers. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. The Company is continuing to monitor the conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

                           PART II. OTHER INFORMATION
                            WOODHEAD INDUSTRIES, INC.


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits

               (11) Computation of earnings per share
               (27) Financial data schedule (Electronic filings only)

(b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended July 3, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          WOODHEAD INDUSTRIES, INC.


                          /s/ Robert G. Jennings                    8/16/99
                          -------------------------                 -------
                          Robert G. Jennings                         Date
                          Vice President - Finance
                          (Chief Financial Officer)


                          /s/ Joseph P. Nogal                       8/16/99
                          -------------------------                 -------
                          Joseph P. Nogal                            Date
                          Vice President, Treasurer/Controller
                          (Chief Accounting Officer)