Form 10-K
period 1999-10-02
WOODHEAD INDUSTRIES INC
filed 1999-12-23
CIK 108215

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999
                          Commission file number 0-5971

[ ]                       TRANSITION REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            WOODHEAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                     36-1982580
                 --------                                     ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                   Number)

      THREE PARKWAY NORTH, SUITE 550, DEERFIELD, IL.       60015
--------------------------------------------------------------------------------
      (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (847) 236-9300

           Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, Par Value $1.00               NASDAQ - National
        Preferred Stock Purchase Rights                Market System
        -------------------------------                -------------
                (Title of Class)              (Exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 27, 1999 was $151,249,596. Shares outstanding as of November 27, 1999 were 11,308,381.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of stockholders to be held January 28, 2000, and portions of the Annual Report to Stockholders for the year ended October 2, 1999 are incorporated by reference in Parts I, II, III, and IV.

================================================================================

                             ANNUAL REPORT FORM 10-K

                       FOR THE YEAR ENDED OCTOBER 2, 1999
              AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE

 1. Business..............................................................   2-4

 2. Description of Property...............................................     4

 3. Legal Proceedings.....................................................     4

 4. Submission of Matters to a Vote of Securities Holders.................     4

 5. Market for Registrant's Common Equity and Related Stock Matters.......   5-6

 6. Selected Financial Data...............................................     6

 7. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................     6

 7A.Quantitative and Qualitative Disclosures about Market Risk............   6-7

 8. Financial Statements and Supplementary Data...........................     7

 9. Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure............................................     7

10. Directors and Executive Officers of the Registrant....................   7-9

11. Executive Compensation................................................     9

12. Security Ownership of Certain Beneficial Owners and Management .......     9

13. Certain Relationships and Related Transactions........................     9

14. Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K. (Index of Exhibits is on Pages 17-19)..................... 10-14

        The term "Company" is used herein to refer to Woodhead
        Industries, Inc. (the Registrant) and its subsidiaries unless the context indicates otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Woodhead Industries, Inc. was incorporated in Illinois in 1922 and reincorporated in Delaware in 1978.

     Woodhead Industries, Inc. (NASDAQ: WDHD) is an integrated group of leading companies in two business segments serving a diverse group of customers and industries worldwide: Industrial Communications and Connectivity Products and Electrical Safety & Specialty Products.

     Woodhead's Industrial Communications and Connectivity Products segment, our primary growth driver, provides system components on a global basis to connect devices in open networks for automated manufacturing or material handling applications. Our Connectivity businesses include SST, Brad Harrison, mPm, and AI/FOCS.

     Electrical Safety & Specialty Products, our core business, manufactures highly customized products to improve safety and productivity in the industrial workplace. Woodhead companies serving customers in this area include Woodhead L.P. (formerly Daniel Woodhead Company), Aero-Motive Company and AKAPP Electro Industrie B.V.

     In all, Woodhead comprises 13 businesses operating 16 facilities in 10 countries, with global sales, engineering and distribution that enables us to serve customers virtually anywhere they do business. We are decentralized to encourage market responsiveness and innovation, but integrated to share resources and cooperate seamlessly to meet specific customer needs.

     There were no material changes in the manner in which the Company conducted its business during fiscal 1999.

BUSINESS SEGMENTS

     Footnote 8, "Segment and Geographic Data" appearing on pages 38 and 39 of the Annual Report to Stockholders for the year ended October 2, 1999, is incorporated herein by reference and filed as an exhibit to this report.

PRODUCTS

     The Company's products are designed for and used primarily in industrial applications for industrial communication, interconnectivity, and power distribution. The Company's Industrial Communications and Connectivity Products segment offers interface cards, quick-disconnect connectors, molded connectors and specials. Products sold by the Electrical Safety & Specialty Products segment include wiring devices, portable lighting, tool balancers, and conductor bars. There are widespread applications for the Company's products throughout a broad range of industries such as automotive, electronic equipment manufacturing, food processing, petro-chemical, and airframe.

DISTRIBUTION

     All of the Company's products are heavy-duty, industrial grade. These products are sold directly to users, to original equipment manufacturers, and through selected distributors, mainly in the United States, Canada, Europe, and Asia with some sales going to other parts of the world. The distributors are serviced by both a direct sales force and manufacturers' agencies whose sales personnel solicit sales for the Company's products and promote them to the ultimate users. These agencies also represent other manufacturers whose lines, in general, are complementary to the Company's products.

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

BACKLOG

     On November 27, 1999, there were unshipped orders totaling approximately $14.9 million. Last year's backlog at approximately the same date was $12.2 million.

COMPETITION

     Products similar to those sold by the Company are manufactured and sold by other companies as well, resulting in a very competitive environment. However, the Company believes its ability to manufacture high quality products that serve specialized needs of industry through its highly efficient distribution channels differentiates the Company from its competitors.

RESEARCH AND DEVELOPMENT

     For the years ended October 2, 1999, October 3, 1998, and September 27, 1997, the Company expended approximately $6,169,000, $9,695,000, and $3,025,000, respectively, on the development of new products and the improvement of existing products. Included in the amount for the year ended October 3, 1998 are $5,971,000 related to in process research and development expensed in connection with the acquisition of the assets of SST. These expenditures included the compensation of engineers, designers, and drafters who were engaged in product development.

EMPLOYEES

The Company has 1,616 full-time employees.

FOREIGN AND EXPORT BUSINESS

Footnote 8, "Segment and Geographic Data" appearing on pages 38 and 39 of the Annual Report to Stockholders for the year ended October 2, 1999, is incorporated herein by reference and filed as an exhibit to this report.

FORWARD LOOKING STATEMENTS

Certain statements contained herein constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors which may cause actual and future performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Such factors include: achieving sales levels to fulfill revenue expectations; the absence of presently unexpected costs or charges, certain of which may be outside the control of the Company; general economic and business conditions; competition; and other factors described elsewhere in the Company's SEC filings.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns facilities in the following locations:

                                       Land Owned         Plant Floor Area
                                       ----------         ----------------
        Northbrook, Illinois            4.7 acres          125,000 sq. ft.
        Kalamazoo, Michigan            39.1 acres          116,000 sq. ft.
        Franklin, Massachusetts         6.6 acres           60,000 sq. ft.
        El Paso, Texas                  5.0 acres           50,000 sq. ft.
        Belvidere, Illinois             3.5 acres           36,000 sq. ft.
        Juarez, Mexico                 11.5 acres          131,000 sq. ft.
        Barneveld, Netherlands          1.3 acres           30,000 sq. ft.
        Ebbw Vale, Wales, U.K.          4.5 acres           42,000 sq. ft.
        Bretten, Germany1                .2 acres           27,000 sq. ft.
        Cusano Milanino, Italy           .2 acres           18,000 sq. ft.

     All of the above properties are owned in fee except the land in Ebbw Vale, Wales, U.K. which is held under a lease expiring in 2105 and the land in Bretten, Germany which is held under a lease expiring in 2046.

     The Company also leases approximately 60,000 square feet in Waterloo, Ontario, Canada; 20,000 square feet in Mississauga, Ontario, Canada; 18,300 square feet in Paderno, Italy; 11,600 square feet in Deerfield, Illinois; 10,500 square feet in Grand Rapids, Michigan; 6,500 square feet in Lagny-Sur-Marne, France; 5,900 square feet in Singapore; and 900 square feet in Yokohama, Japan. All plants are considered to be well-equipped and well-maintained. They are of masonry or steel construction. In the judgment of management, sufficient capacity is available at the above locations to cover the Company's needs at least through fiscal 2000.

ITEM 3. LEGAL PROCEEDINGS

     Footnote 6, "Contingent Liabilities" appearing on page 36 of the Annual Report to Stockholders for the year ended October 2, 1999, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders either through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended October 2, 1999.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK MATTERS

     (a) The Company's common stock trades on the NASDAQ stock market under the symbol WDHD. The daily quotations as reported by NASDAQ are published in the Wall Street Journal and other leading financial publications.

          Preferred Stock Purchase Rights have been distributed to stockholders and deemed to be attached to the shares of Common Stock of the Registrant. If and when the rights become exercisable, the holders initially would be entitled to purchase one unit consisting of one one-thousandths of a share ("unit") of Series A Junior Participating Preferred Stock at a purchase price of $65 per unit, subject to adjustment. See Footnote 5, "Capital Stock" of the Annual Report to Stockholders for the year ended October 2, 1999, for further explanation. Said footnote appearing on pages 35 and 36 of the Annual Report to Stockholders for the year ended October 2, 1999, is incorporated herein by reference and filed as an exhibit to this report.

          The range in the market price per share of the common stock during the past two years was as follows:

                        1999                                1998
          -------------------------------     -------------------------------
           Fiscal                              Fiscal
          Quarter        High         Low     Quarter        High         Low
              1st      15 1/2       9 7/8         1st      21 1/2      17 1/8
              2nd          13       9 1/4         2nd      19 3/4      17 3/8
              3rd      15 3/8     9 11/16         3rd          20      13 7/8
              4th     12 7/16     9 23/32         4th          16       8 1/8

     (b) The number of holders of record of the Company's securities as of December 13, 1999 was as follows:

                   Title of Class             Number of Stockholders
          -------------------------------     ----------------------

          Common Stock                                  512
          Preferred Stock Purchase Rights               512

     (c) The cash dividends declared for the past two years were as follows:

                1999                                  1998
     -------------------------            --------------------------
     Fiscal Quarter       Rate            Fiscal Quarter        Rate
            1st          $0.09                   1st           $0.09
            2nd          $0.09                   2nd           $0.09
            3rd          $0.09                   3rd           $0.09
            4th          $0.09                   4th           $0.09
                         -----                                 -----
           Total         $0.36                 Total           $0.36
                         =====                                 =====

ITEM 6. SELECTED FINANCIAL DATA

     The "Financial Profile" appearing on pages 18 and 19 of the Annual Report to Stockholders for the year ended October 2, 1999, is incorporated herein by reference and filed as an exhibit to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Operations and Financial Position" appearing on pages 20 through 23 of the Annual Report to Stockholders for the year ended October 2, 1999, is incorporated herein by reference and filed as an exhibit to this report.

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

     In 1998 the Company entered into a foreign currency swap agreement with an AA- rated counterparty to hedge a portion of its investment in its Italian subsidiary. Under the terms of the agreement, the Company will swap 35.52 billion Lire for $20.0 million U.S. Dollars amortized over 8 years. In addition, the contract provides for the Company to make annual interest payments of 6.50% on the outstanding Lire balance, while receiving 7.43% on the outstanding Dollar balance. Due to the fact that this contract is an effective hedge of an investment in a foreign entity, any gain or loss on the contract is recorded directly to cumulative translation adjustment in stockholders' equity.

     The following table indicates the values to be exchanged over the next 5 years relating to the Lire swap.

                           (All numbers in thousands)
             Amortizing    Outstanding       Amortizing       Outstanding
Date         Amount USD    Notional USD      Amount ITL       Notional ITL

9-30-00        $2,000        $17,000       ITL 3,552,000     ITL 30,192,000
9-30-01         3,000         14,000           5,328,000         24,864,000
9-30-02         3,000         11,000           5,328,000         19,536,000
9-30-03         3,000          8,000           5,328,000         14,208,000
9-30-04         3,000          5,000           5,328,000          8,880,000
Thereafter     $5,000        $    --       ITL 8,800,000      ITL        --


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Report of Independent Public Accountants" included on page 17 and the consolidated financial statements with accompanying footnotes appearing on pages 24 through 40 of the Annual Report to Stockholders for the year ended October 2, 1999, are incorporated herein by reference and filed as exhibits to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information appearing under the heading "Nominees and Continuing Directors" on pages 1 through 3 of the Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of stockholders to be held on January 28, 2000, is incorporated herein by reference and made a part hereof.

     The following information is provided with respect to the executive officers of the Company:

                                                                   Position Held
Name of Officer           Age         Position                         Since
---------------           ---         --------                     -------------

C. Mark DeWinter          57      Chairman and Chief                  July, 1993
                                   Executive Officer
Philippe Lemaitre         50      President and Chief              October, 1999
                                   Operating Officer

                                                                   Position Held
Name of Officer           Age         Position                         Since
---------------           ---         --------                     -------------

Charles P. Anderson       46      Vice President, President        January, 1999
                                   Woodhead Connectivity,
                                   North America
Gregory E. Baker          36      Vice President, Corporate        October, 1997
                                   Development and
                                   Strategic Planning
Robert G. Jennings        61      Vice President, Finance and         July, 1993
                                   Chief Financial Officer
Robert A. Moulton         50      Vice President, Human                May, 1987
                                   Resources
Joseph P. Nogal           44      Vice President, Treasurer/       January, 1999
                                   Controller and Assistant
                                   Secretary
W. Arwel Rees             43      Vice President, President        January, 1999
                                   Woodhead Connectivity,
                                   Europe
Robert J. Tortorello      50      Vice President, General          January, 1991
                                   Counsel and Secretary

     All officers are elected each year at the Annual Meeting of the Board of Directors which is held immediately following the annual meeting of stockholders. The next Annual Meeting of the Board of Directors will be held on January 28, 2000.

     The business experience of those executive officers who are not directors or nominees is as follows:

     Mr. Charles P. Andersen became President of the Company's Aero-Motive Company subsidiary in June, 1994. He was appointed President of Woodhead Connectivity, North America in October, 1998, and elected Corporate Vice President in January, 1999. He previously had served as Vice President, General Manager of Blue M Electric, a unit of General Signal Corp., from 1992 to 1994.

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

     Mr. Joseph P. Nogal became the Company's Treasurer/Controller in January, 1991. He was elected the Assistant Secretary of the Company in July, 1993, and was elected Vice President in January, 1999. From 1986 to 1990, he had served as Controller of the Company's Canadian Operations.

     Mr. W. Arwel Rees became Managing Director of the Company's Aero-Motive (U.K.) Limited subsidiary in June, 1990. He was appointed President of Woodhead Connectivity, Europe in October, 1998, and elected Corporate Vice President in January, 1999.

     Mr. Robert J. Tortorello became the Company's General Counsel and Secretary in June, 1987. He was elected a Vice President of the Company in January, 1991. Before joining the Company, he was Assistant Vice President and Assistant to the Chairman at Beatrice Companies, Inc. from 1986 to 1987.

     Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 5 of the Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of stockholders to be held on January 28, 2000, is incorporated herein by reference and made a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the headings "Directors' Compensation" on pages 4 and 5, and "Executive Compensation" on pages 9 through 13 of the Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of stockholders to be held on January 28, 2000, is incorporated herein by reference and made a part hereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table and footnotes appearing under the heading "Stock Ownership of Management and Certain Beneficial Owners" appearing on pages 6 through 8 of the Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of stockholders to be held on January 28, 2000, are incorporated herein by reference and made a part hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Certain Relationships and Related Transactions" appearing on page 8 of the Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of stockholders to be held on January 28, 2000, is incorporated herein by reference and made a part hereof.

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1.   Financial Statements (filed herewith as part of Exhibit 13):

          Consolidated Balance Sheets - at October 2, 1999, and October 3, 1998.

          Consolidated Statements of Income - for the years ended October 2, 1999, October 3, 1998, and September 27, 1997.

          Consolidated Statements of Stockholders' Investment - for the years ended October 2, 1999, October 3, 1998, and September 27, 1997.

          Consolidated Statements of Cash Flow - for the years ended October 2, 1999, October 3, 1998, and September 27, 1997.

          Consolidated Statements of Comprehensive Income - for the years ended October 2, 1999, October 3, 1998, and September 27, 1997.

          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules

               The following consolidated financial information for the years ended October 2, 1999, October 3, 1998, and September 27, 1997, is submitted herewith:

                                                                            Page
                                                                            ----

               Schedule II Valuation and Qualifying Accounts                  12

               Supplementary Note to Consolidated Financial Statements        13

               Report of Public Accountants on Schedule
                 and Supplementary Note                                       14

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

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended October 2, 1999.

(c)  Reference is made to Item 14(a) 3 above.

(d)  Reference is made to Item 14(a) 2 above.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    For the three years ended October 2, 1999
                                 (in thousands)

                                Balance at   Charged to                            Balance
                                Beginning    Costs and    Deductions-              at End
Description                     of Period    Expenses     Write-offs    Other*    of Period
------------------              ---------    --------     ----------    ------    ---------
Allowance for Doubtful
  Accounts and Sales Returns:

Year ended October 2, 1999       $ 1,089       $ 113         $(121)      $ 358     $ 1,439

Year ended October 3, 1998           911         195           (79)         62       1,089

Year ended September 27, 1997    $   695       $ 127         $(111)      $ 200     $   911


-------------
*Other relates to returns and price adjustments, which are charged to net sales.

                       SUPPLEMENTARY NOTE TO CONSOLIDATED
                              FINANCIAL STATEMENTS


ACCRUED EXPENSES

Accrued expenses at October 2, 1999 and October 3, 1998 consisted of the following:


                                                     (in thousands)

                                                   1999           1998
                                                   ----           ----

Payroll                                         $ 3,420        $ 2,616

Pension and profit sharing                        3,012          2,337

Taxes                                             1,649          1,613

Commissions                                       1,065          1,138

Environmental                                       216          2,045

Unrealized loss on swap agreement                    --          1,818

All other                                         5,162          6,089
                                                -------        -------

Total                                           $14,524        $17,656
                                                =======        =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ON SCHEDULE AND SUPPLEMENTARY NOTE



To the Board of Directors and Shareholders of Woodhead Industries, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Woodhead Industries, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 18, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule and supplementary note included on pages 12 and 13 of this Form 10-K are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule and this note have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP



Chicago, Illinois
November 18, 1999

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

WOODHEAD INDUSTRIES, INC.


BY /s/ Robert G. Jennings                   BY /s/ Joseph P. Nogal
   ---------------------------------           ---------------------------------
   Robert G. Jennings                          Joseph P. Nogal
   Vice President, Finance                     Vice President,
  (Chief Financial Officer)                    Treasurer/Contoller
                                              (Principal Accounting Officer)

Date 12-15-99


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by all of the following directors on behalf of the Registrant and in the capacities and on the dates indicated:


            Signature                         Title                  Date


/s/ C. Mark DeWinter                       Chairman                12-15-99
-----------------------------------        and C.E.O.
         C. Mark DeWinter


/s/ Philippe Lemaitre                      President               12-15-99
-----------------------------------        and C.O.O.
    Philippe Lemaitre


/s/ Charles W. Denny                       Director                12-19-99
-----------------------------------
         Charles W. Denny


/s/ Linda Y. C. Lim                        Director                12-14-99
-----------------------------------
     Linda Y. C. Lim, Ph. D.


/s/ Sarilee K. Norton                      Director                12-17-99
-----------------------------------
        Sarilee K. Norton


/s/ Alan L. Shaffer                        Director                12-21-99
-----------------------------------
         Alan L. Shaffer

                                  EXHIBIT INDEX

Exhibit
Number                             Description                              Page
------                             -----------                              ----

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

(4) Instruments defining the rights of security holders, including indentures

    (a)i. Credit Agreement between Registrant and Harris Trust and Savings Bank dated October 29, 1993, and amended on October 3, 1998, providing for a revolving credit line not exceeding $15,000,000.

   (a)ii. Credit Agreement between Registrant (Woodhead Canada
          Limited) and Harris Trust and Savings Bank dated July 30, 1998 providing for a revolving credit line not exceeding
          $10,000,000.

  (a)iii. On September 28, 1998, the Registrant issued to private investors $30 million and $15 million of Senior Guaranteed Notes at 6.64% and 6.81 % per annum, maturing in 2008 and 2013, respectively.

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

(10) Material contracts

     (a)  The 1981 Incentive Stock Compensation Plan, as amended,
          is filed as an exhibit to this report.                           20-25

     (b)  The 1987 Stock Compensation Plan, as amended, is filed as
          an exhibit to this report.                                       26-32

     (c)  The 1990 Stock Awards Plan, as amended, is filed as an
          exhibit to this report.                                          33-39

     (d)  The  1993 Stock Awards Plan, as amended, is filed as an
          exhibit to this report.                                          40-46

     (e)  The 1996  Stock Awards Plan, as amended, is filed as an
          exhibit to this report.                                          47-53

                                  EXHIBIT INDEX

Exhibit
Number                             Description                              Page
------                             -----------                              ----

  (10)(f) The 1999 Stock Awards Plan as set forth in Exhibit A of
          Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of shareholders to be held Janaury 28, 2000, which is incorporated by reference and made a part hereof.

     (g)  The 1993 Directors Stock Option Plan for non-employee
          Directors as set forth as Exhibit B of Registrant's definitive proxy statement dated December 22, 1993 for the annual meeting of stockholders held January 28, 1994, which is incorporated herein by reference and made a part hereof.

     (h) The Management Incentive Plan effective for fiscal 2000 as described on page 17 of the Registrant's definitive proxy statement dated December 17, 1999, for the annual meeting of stockholders held January 28, 2000, which page is incorporated herein by reference and made a part hereof.

     (i) The Plan of Compensation for Outside Directors, as set forth in Item (10) of the exhibits to the Form 10-K Annual Report for the year ending September 18, 1985, which is incorporated herein by reference and made a part hereof.

     (j) The 1990 Supplemental Executive Retirement Plan ("SERP") as set forth on page 15 of Registrant's definitive proxy statement dated December 21, 1995, for the annual meeting of stockholders held January 26, 1996, which page is incorporated herein by reference and made a part hereof.

     (k) Severance Agreement as set forth in Item (10) of the exhibits to Form l0-K Annual Report for the year ending October 1, 1994, which is incorporated herein by reference and made a part hereof, with C. Mark DeWinter dated September 7, 1989. Robert G. Jennings, Philippe Lemaitre, Robert A. Moulton, Joseph P. Nogal, Terry L. Spandet, and Robert J. Tortorello have substantially identical contracts.

(11) Statement regarding computation of per share earnings appears on page 30 of the Annual Report to Stockholders for the year ended October 2, 1999, and is incorporated herein by reference and filed as an exhibit to this report.

Exhibit
Number                             Description                              Page
------                             -----------                              ----

(13) The following items incorporated by reference herein from the Annual Report to Stockholders for the year ended October 2, 1999 (the "1999 Annual Report"), are filed as Exhibits to this report:

     (a) Information under the footnote entitled "Segment on Geographic Data" set forth on Pages 38 and 39 of the 1999 Annual Report;

     (b) Information under the footnote entitled "Capital Stock" set forth on Pages 35 and 36 of the 1999 Annual Report;

     (c) Information under the section entitled "Financial Profile" set forth on Pages 18 and 19 of the 1999 Annual Report;

     (d)  Information under the section entitled "Management's
          Discussion and Analysis of Operations and Financial Position" set forth on Pages 20 through 23 of the 1999 Annual Report;

     (e) Report of Independent Public Accountants set forth on Page 17 of the 1999 Annual Report;

     (f) Consolidated Financial Statements set forth on Pages 24 through 27 of the 1999 Annual Report; and

     (g) Notes to Consolidated Financial Statements set forth on Pages 28 through 40 of the 1999 Annual Report.

(21) Subsidiaries of the Registrant                                           54

(23) Consent of Arthur Andersen LLP                                           55

(27) Financial Data Schedule for the year ended October 2, 1999, filed as an exhibit to this report.