Form 10-Q
period 2000-01-01
WOODHEAD INDUSTRIES INC
filed 2000-02-14
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended January 1, 2000              Commission File Number 0-5971



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

Yes _X_ No ___

On January 29, 2000 there were 11,308,381 shares of the Registrant's common stock outstanding.

                                     PART I
                          ITEM 1 - FINANCIAL STATEMENTS

                            WOODHEAD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    As of January 1, 2000 and October 2, 1999
                             (Amounts in Thousands)

                                     ASSETS
                                                                   (Unaudited)
                                                                   -----------
CURRENT ASSETS                                                        1/1/00       10/2/99
                                                                    ---------     ---------
  Cash and short-term securities                                    $     837     $   1,425
  Accounts receivable                                                  29,017        29,276
  Refundable income taxes                                               1,132         1,109
  Inventories (Note 3)                                                 25,202        24,099
  Deferred taxes and other prepaid expenses                             7,294         7,171
                                                                    ---------     ---------
Total current assets                                                $  63,482     $  63,080
                                                                    ---------     ---------

DEFERRED INCOME TAXES AND OTHER ASSETS                              $   6,286     $   3,315
                                                                    ---------     ---------

PROPERTY, PLANT & EQUIPMENT, at cost                                $ 121,835     $ 121,281
  Less:  Accumulated depreciation                                     (58,870)      (56,836)
                                                                    ---------     ---------
Net property, plant and equipment                                   $  62,965     $  64,445
                                                                    ---------     ---------

GOODWILL                                                            $  25,038     $  26,801
                                                                    ---------     ---------

TOTAL ASSETS                                                        $ 157,771     $ 157,641
                                                                    =========     =========
                     LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES
   Notes payable                                                    $      --     $     125
   Accounts payable                                                     7,581         8,564
   Accrued expenses                                                    13,831        14,524
   Income taxes payable                                                 2,230         1,580
   Portion of long-term debt payable within one year                       --            --
                                                                    ---------     ---------
Total current liabilities                                           $  23,642     $  24,793
                                                                    ---------     ---------

OTHER LIABILITIES                                                   $   3,199     $   3,274
                                                                    ---------     ---------

LONG-TERM DEBT                                                      $  47,300     $  47,120
                                                                    ---------     ---------

STOCKHOLDERS' INVESTMENT: (Note 5)
  Preferred stock                                                   $      --     $      --
  Common                                                               11,308        11,237
  Additional paid-in capital                                           11,577        11,230
  Deferred stock compensation                                            (304)         (315)
  Cumulative other comprehensive income                                (3,011)       (2,117)
  Retained earnings                                                    64,060        62,419
                                                                    ---------     ---------
Total stockholders' investment                                      $  83,630     $  82,454
                                                                    ---------     ---------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                        $ 157,771     $ 157,641
                                                                    =========     =========

         The accompanying notes are an integral part of these statements

                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in Thousands, except per share data; unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                       1/1/00        1/2/99
                                                     ---------     ---------

NET SALES                                            $  43,312     $  38,836

COST OF SALES                                           24,867        22,356
                                                     ---------     ---------

GROSS PROFIT                                         $  18,445     $  16,480
    % of Net Sales                                        42.6%         42.4%

OPERATING EXPENSES                                      13,423        12,125
                                                     ---------     ---------

INCOME FROM OPERATIONS                               $   5,022     $   4,355

OTHER EXPENSES
   INTEREST EXPENSE                                  $     808     $     874
   OTHER (INCOME) EXPENSES, NET                             25          (397)
                                                     ---------     ---------
NET OTHER EXPENSES                                   $     833     $     477

INCOME BEFORE INCOME TAXES                           $   4,189     $   3,878

PROVISION FOR INCOME TAXES                           $   1,530     $   1,525
                                                     ---------     ---------

NET INCOME                                           $   2,659     $   2,353
                                                     =========     =========

EARNINGS PER SHARE (See exhibit 11)
        BASIC                                        $    0.24     $    0.21
                                                     =========     =========
        DILUTED                                      $    0.23     $    0.21
                                                     =========     =========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING (Note 4)
        BASIC                                           11,290        11,048
                                                     =========     =========
        DILUTED                                         11,548        11,399
                                                     =========     =========

DIVIDENDS PER SHARE                                  $    0.09     $    0.09
                                                     =========     =========


         The accompanying notes are an integral part of these statements

                            WOODHEAD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in Thousands; unaudited)

                                                                    Three Months Ended
                                                                    ------------------
                                                                   1/1/00        1/2/99
                                                                 ---------     ---------
Cash Flows from Operating Activities:
   Net income for the period                                     $   2,659     $   2,353
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                                   2,620         2,616
     (Increases) Decreases in:
       Accounts receivable                                            (262)         (124)
       Inventories                                                  (1,417)         (442)
       Prepaid expenses                                               (161)         (225)
       Deferred income taxes and other asset                           118            78
     Increases (Decreases) in:
       Accounts payable                                               (839)        1,102
       Accrued expenses                                               (534)       (1,713)
       Income taxes payable                                            686         1,123
       Other liabilities                                                87            --
                                                                 ---------     ---------
Net cash flows from operating activities                         $   2,957     $   4,768
                                                                 ---------     ---------

Cash flows from investing activities:
   Purchases of property, plant & equipment                      $  (1,641)    $  (1,934)
   Retirements or sales of property, plant and equipment               719            (4)
   Purchase of equity securities                                    (1,925)           --
                                                                 ---------     ---------
Net cash used for investing activities                           $  (2,847)    $  (1,938)
                                                                 ---------     ---------

Cash flows from financing activities:
   Increase (decrease) in short-term debt                        $    (125)    $      --
   Increase (decrease) in long-term debt                              (445)         (500)
   Sales of stock                                                      430           516
   Dividend payments                                                (1,018)         (993)
                                                                 ---------     ---------
Net cash used for financing activities                           $  (1,158)    $    (977)
                                                                 ---------     ---------

Effect of exchange rates                                         $     460     $     (13)
                                                                 ---------     ---------

Net (decrease) increase in cash & short-term securities          $    (588)    $   1,840
                                                                 =========     =========

Cash and short-term securities at the beginning of the period    $   1,425     $   2,923
Cash and short-term securities at the end of the period          $     837     $   4,763

Supplemental cash flow data
Cash paid during the period for:
   Interest                                                      $      53     $      73
   Income taxes                                                  $     661     $     127


         The accompanying notes are an integral part of these statements

                            WOODHEAD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                        (Amounts in Thousands; unaudited)


                                                Three Months Ended
                                                ------------------
                                               1/1/00         1/2/99
                                              ---------     ---------

Net Income                                    $   2,659     $   2,353
Other comprehensive income:
  Accumulated foreign currency translation
       adjustment, before tax                      (894)         (318)
  Income tax (expense) benefit related to
       other comprehensive income                    --            --
                                              ---------     ---------
Comprehensive Income, net of tax              $   1,765     $   2,035
                                              =========     =========


         The accompanying notes are an integral part of these statements

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 January 1, 2000
                                   (Unaudited)

(1) The Condensed Consolidated Balance Sheets at January 1, 2000, and October 2, 1999, and the Condensed Consolidated Statements of Income and the Consolidated Statements of Cash Flows and Comprehensive Income for the three-month periods ended January 1, 2000, and January 2, 1999, reflect in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to S.E.C. rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

(2) The results of operations for the three-month periods ended January 1, 2000, and January 2, 1999, are not necessarily indicative of the results to be expected for the full year.

(3) The estimated breakdown of raw materials and work-in-process and finished goods inventories at January 1, 2000, and October 2, 1999, is as follows:

                                                             (in thousands)
                                                          1/1/00      10/2/99
                                                         -------      -------
               Raw materials                             $15,393      $14,801
               Work-in-process and finished goods         14,209       13,663
                                                         -------      -------
                 Inventories before LIFO reserve          29,602       28,464
               Less:   LIFO reserve                       (4,400)      (4,365)
                                                         -------      -------
               Inventories, net                          $25,202      $24,099
                                                         =======      =======


(4) Income per share is based upon the weighted average number of common shares outstanding for the basic calculation (11,290,000 for the quarter ended January 1, 2000 and 11,048,000 for the quarter ended January 2, 1999) and the weighted average number of common shares outstanding plus dilutive common stock options for the diluted calculation (11,548,000 for the quarter ended January 1, 2000 and 11,399,000 for the quarter ended January 2, 1999).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at January 1, 2000 and October 2, 1999 were 11,308,000 and 11,237,000, respectively.

(6) Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation

(7)      Segment and Geographic Data

                                               Net Sales         Income from Operations
                                          -------------------    ----------------------
                                           Three Months Ended      Three Months Ended
                                          -------------------    ----------------------
                                          1/1/00       1/2/99      1/1/00       1/2/99
                                          ------       ------      ------       ------
         Industrial Communications
           and Connectivity Products     $27,382      $22,963     $ 2,909      $ 1,914

         Electrical Safety &
           Specialty Products             15,930       15,873       2,619        2,612

         Corporate and other                                         (506)        (171)
                                         --------------------     --------------------
         Total                           $43,312      $38,836     $ 5,022      $ 4,355
                                         --------------------     --------------------

                                                             Depreciation and Amortization
                                                             -----------------------------
                                              Total Assets         Three Months Ended
                                          -------------------    ----------------------
                                          1/1/00      10/2/99      1/1/00       1/2/99
                                          ------      -------      ------       ------
         Industrial Communications
           and Connectivity Products     $120,434    $120,973     $ 1,907      $ 1,621

         Electrical Safety &
           Specialty Products              34,945      34,428         670          967

         Corporate and other                2,392       2,240          43           30
                                         --------------------     --------------------
         Total                           $157,771    $157,641     $ 2,620      $ 2,353
                                         --------------------     --------------------

                                                                    Three Months Ended
                                                                   -------------------
         Reconciliation of Income from Operations to net income:   1/1/00       1/2/99
                                                                   ------       ------
         Income from operations                                   $ 5,022      $ 4,355
         Less: Interest (expense) net                                (808)        (874)
                     Other income (expense), net                      (26)         397
                     Income taxes                                  (1,530)      (1,525)
                                                                  --------------------
          Net Income                                              $ 2,659      $ 2,353
                                                                  --------------------

Geographic Data

                                               Net Sales
                                           Three Months Ended         Total Assets
                                          -------------------      -------------------
                                          1/1/00       1/2/99      1/1/00      10/2/99
                                          ------       ------      ------      -------
United States                            $25,683      $22,429     $61,018      $58,448
Canada                                     5,895        4,556      39,632       39,140
Italy                                                              32,893       34,887
All other countries                       11,733       11,851      24,227       25,166
                                         --------------------     --------------------
Total                                    $43,312      $38,836     $157,771    $157,641
                                         --------------------     --------------------

(8) On November 18, 1999, the Company made an equity investment in Symphony Systems, which was accounted for under the cost method. This investment in the Company's Industrial Communications and Connectivity Products segment will enable customers to provide web-based connectivity to their industrial products. The Company does not expect a material effect on its financial condition resulting from this transaction.

                                     PART I
         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
                               FINANCIAL POSITION

FIRST QUARTER 2000 RESULTS COMPARED WITH FIRST QUARTER 1999.

         Sales for the first quarter rose 12 percent to $43.3 million from $38.8 million reported for the same period of fiscal 1999. The continued effectiveness of the Company's connectivity growth strategy was clearly demonstrated in a 19 percent increase in global sales of the Industrial Communications and Connectivity Products segment of our business to $27.4 million. Sales of this segment represented 63 percent of total sales, compared with 59 percent in the same quarter last year. Included in this segment were sales of Brad Harrison products, which rose 33 percent in North America, demonstrating a significant increase in major capital investment in the automotive, machine tool, and material-handling industries served by our OEM customers. Sales of the Company's Electrical Safety & Specialty Products segment grew 4 percent in North America, but declined in the balance of the world where the economic climate for infrastructure development was less favorable, particularly in Europe. The backlog at the end of the quarter was $16.6 million compared with $12.4 million at the end of last fiscal year, and $13.2 million reported a year ago.

         Gross profit for the quarter increased by 12 percent to $18.5 million from $16.5 million for the first quarter of fiscal 1999. Gross profit margins increased slightly to 42.6 percent of net sales from 42.4 percent last year.

         Operating expenses increased by 11 percent to $13.4 million from $12.1 million; as a percentage of net sales operating expenses declined to 31.0 percent from 31.2 percent.

         Income from operations for the Industrial Communications and Connectivity Products segment rose 52 percent to $2.9 million due to the increase in sales and good operating controls. Income from operations for our Electrical Safety & Specialty Products segment was basically flat at $2.6 million. On a consolidated basis, the increase in the Company's sales without proportionate increases in overhead costs resulted in income from operations increasing 15 percent over the same period last year.

         Although interest expense decreased compared with the first quarter of last year, total other expenses increased due to the absence of foreign exchange gains and a litigation settlement recorded last year.

         Net income was $2.7 million, a 13 percent increase over the $2.4 million reported for the same period last year. Diluted earnings per share were $0.23 compared with $0.21 in the first quarter of last year.

FINANCIAL POSITION

         Working capital increased by $1.6 million during the quarter ended January 1, 2000 to $39.8 million from $38.3 million at fiscal year end. The current ratio of 2.5 to 1 for the quarter was the same as at the end of last year. Long-term debt increased to $47.3 million from $47.1 million at year-end resulting in a debt to total capitalization (debt plus equity) ratio of 36.1 percent, down from 36.4 percent at year-end. Return on assets increased to 7.1 percent from 2.8 percent, and return on equity increased to 14.0 percent from
4.8 percent for the comparable 4-quarter periods ending January 1, 2000 and January 2, 1999, respectively. The increases in return on assets and return on equity were primarily due to the absence of certain charges, which were included in the calculations for the 4-quarter period ending January 2, 1999. Other assets increased due to the investment in Symphony Systems and an unrealized foreign exchange gain. Looking forward, internal cash flow is expected to be more than adequate to fund operating requirements in 2000, and significant borrowing is available, should the need arise.

OTHER

         During the quarter the Company made an equity investment in Symphony Systems, which was accounted for under the cost method. The investment was funded by operating cash flows during the quarter.

         The Company is party to an environmental matter, which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Item 1. Legal Proceedings".

YEAR 2000

           The year 2000 issue, as widely reported, could cause malfunctions in certain computer-related applications with respect to dates on or after January 1, 2000. We expect most material year 2000 compliance problems to have arisen on or immediately after January 1, 2000. As of January 31, 2000, we are not aware of any material year 2000-related problems associated with our internal systems or software or with the software and systems of our vendors, distributors or suppliers. It is possible, however, that year 2000-related problems could arise at a later date. While we do not have plans at this time to complete additional work, we do not expect to experience any material adverse effects on our business, financial condition or results of operations from any vendor, distributor or supplier who may experience year 2000 problems.

        The Company has utilized internal resources as well as contractors to assess, test, remediate and implement software and equipment related to the year 2000. The total cost of the Company's year 2000 program was approximately $1,800,000.

         The Company does not have a formal contingency plan established in the event that the worst-case scenario arose in the future related to the year 2000 issue. The potential liability and loss of revenue from these issues are not determinable.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve numerous assumptions, known and unknown risks, uncertainties and other factors, which may cause actual and future performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include: achieving sales levels to fulfill revenue expectations; the absence of presently unexpected costs or charges, certain of which may be outside the control of the Company; general economic and business conditions; competition; and other factors described in the Company's SEC filings.


                                     PART I
       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company uses financial instruments to selectively hedge and thereby attempts to reduce its overall exposure to the effects of foreign currency fluctuations. The Company does not use derivative financial instruments for speculative purposes. The Company uses foreign currency forward and swap contracts to hedge a portion of the currency risks of transactions denominated in foreign currencies. Gains and losses on these foreign currency hedges are generally offset by corresponding issues and gains on the underlying transactions.

         In 1998 the Company entered into a foreign currency swap agreement with an AA- rated counterparty to hedge a portion of its investment in its Italian subsidiary. Under the terms of the agreement, the Company will swap 35.52 million Lire for $20.0 million U. S. Dollars amortized over 8 years. In addition, the contract provides for the Company to make annual interest payments of 6.50% on the outstanding Lire balance, while receiving 7.43% on the outstanding Dollar balance. Due to the fact that this contract is an effective hedge of an investment in a foreign entity, any gain or loss on the contract is recorded directly to cumulative translation adjustment in stockholders' equity.

         The following table indicates the values to be exchanged over the next 5 years relating to the Lire swap:.

                           (All amounts in thousands)
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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, the Company has incurred, and expects to incur, assessment, remediation and related costs at one of the Company's facilities. In 1991, the Company reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. The Company's independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, the Company learned that a portion of the site had been used as a disposal area by the previous owners of the site. The Company's consultant has remediated the soils in this area but believes that it is a major source of contamination of groundwater, both on-site and off-site. In addition, the investigation of the site indicates that the groundwater contaminants have migrated off-site. The Company has implemented a groundwater remediation system for the on-site contamination. The Company continues to monitor and analyze conditions to determine the continued efficacy of the system. The Company also continues to analyze remedial alternatives for the off-site groundwater contamination and is reviewing these alternatives the DEQ The Company continues to investigate the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including possible evidence of past or current releases by others in the vicinity around the Company's facilities.

         The Company's consultant estimated that a minimum of approximately $1,659,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. The Company has a reserve for such purposes. The Company has filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. Also, the Company is evaluating similar claims against various insurers. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. The Company is continuing to monitor the conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


Part I exhibits

         (11)  Computation of earnings per share
         (27)  Financial data schedule (Electronic filings only)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WOODHEAD INDUSTRIES, INC.


                           /s/ Robert G. Jennings                        2-9-00
                           -----------------------------------------    --------
                           Robert G. Jennings                             Date
                           Vice President - Finance
                           (Chief Financial Officer)


                           /s/ Joseph P. Nogal                           2-9-00
                           -----------------------------------------    --------
                           Joseph P. Nogal                                Date
                           Vice President, Treasurer/Controller
                           (Chief Accounting Officer)