Form 10-Q
period 2000-04-01
WOODHEAD INDUSTRIES INC
filed 2000-05-11
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES ACT OF 1934

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended April 1, 2000        Commission File Number 0-5971



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

Yes _X_ No ___

On April 29, 2000 there were 11,347,700 shares of the Registrant's common stock outstanding.

                                     PART I
                         ITEM 1 - FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                     As of April 1, 2000 and October 2, 1999
                             (Amounts in Thousands)

                                     ASSETS
                                                                Unaudited
                                                               ----------
CURRENT ASSETS                                                   4/1/00        10/2/99
                                                               ----------     ----------
  Cash and short-term securities                               $    1,139     $    1,425
  Accounts receivable                                              34,270         29,276
  Refundable income taxes                                             674          1,109
  Inventories (Note 3)                                             24,398         24,099
  Deferred taxes and other prepaid expenses                         7,365          7,171
                                                               ----------     ----------
    Total current assets                                       $   67,846     $   63,080
                                                               ----------     ----------

DEFERRED INCOME TAXES AND OTHER ASSETS                         $    6,977     $    3,315
                                                               ----------     ----------

PROPERTY, PLANT & EQUIPMENT, at cost                           $  122,113     $  121,281
  Less:  Accumulated depreciation                                 (60,047)       (56,836)
                                                               ----------     ----------
  Net property, plant and equipment                            $   62,066     $   64,445
                                                               ----------     ----------

GOODWILL                                                       $   23,606     $   26,801
                                                               ----------     ----------

TOTAL ASSETS                                                   $  160,495     $  157,641
                                                               ==========     ==========

                     LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES

   Notes payable                                               $       --     $      125
   Accounts payable                                                 8,205          8,564
   Accrued expenses                                                15,578         14,524
   Income taxes payable                                               664          1,580
   Short-term debt                                                  2,800             --
   Portion of long-term debt payable within one year                   --             --
                                                               ----------     ----------
     Total current liabilities                                 $   27,247     $   24,793
                                                               ----------     ----------

OTHER LIABILITIES                                              $    3,050     $    3,274
                                                               ----------     ----------

LONG-TERM DEBT                                                 $   45,000     $   47,120
                                                               ----------     ----------

STOCKHOLDERS' INVESTMENT: (Note 5)
   Common stock at par                                         $   11,344     $   11,237
   Additional paid-in capital                                      11,687         11,230
   Deferred stock compensation                                       (280)          (315)
   Accumulated other comprehensive income                          (4,132)        (2,117)
   Retained earnings                                               66,579         62,419
                                                               ----------     ----------
     Total stockholders' investment                            $   85,198     $   82,454
                                                               ----------     ----------

TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                   $  160,495     $  157,641
                                                               ==========     ==========

        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data; unaudited)

                                      Three Months Ended           Six Months Ended
                                   -----------------------     -----------------------
                                     4/1/00        4/3/99        4/1/00        4/3/99
                                   ---------     ---------     ---------     ---------
NET SALES                          $  51,319     $  44,468     $  94,631     $  83,304

COST OF SALES                         28,921        24,985        53,788        47,341
                                   ---------     ---------     ---------     ---------

GROSS PROFIT                       $  22,398     $  19,483     $  40,843     $  35,963
    % of Net Sales                      43.6%         43.8%         43.2%         43.2%

OPERATING EXPENSES                    15,653        13,569        29,076        25,694
                                   ---------     ---------     ---------     ---------

    INCOME FROM OPERATIONS         $   6,745     $   5,914     $  11,767     $  10,269

OTHER EXPENSES (INCOME)
   INTEREST EXPENSE                $     709     $     833     $   1,517     $   1,707
   OTHER (INCOME) EXPENSES, NET          329            26           354          (371)
                                   ---------     ---------     ---------     ---------
NET OTHER EXPENSES                 $   1,038     $     859     $   1,871     $   1,336
                                   ---------     ---------     ---------     ---------

   INCOME BEFORE INCOME
         TAXES                     $   5,707     $   5,055     $   9,896     $   8,933

PROVISION FOR INCOME TAXES             2,170         2,141         3,700         3,666
                                   ---------     ---------     ---------     ---------

NET INCOME                         $   3,537     $   2,914     $   6,196     $   5,267
                                   =========     =========     =========     =========

EARNINGS PER SHARE (Note 4)
        BASIC                      $    0.31     $    0.26     $    0.55     $    0.48
                                   =========     =========     =========     =========
        DILUTED                    $    0.30     $    0.26     $    0.53     $    0.46
                                   =========     =========     =========     =========

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING
        BASIC                         11,324        11,090        11,307        11,066
                                   =========     =========     =========     =========
        DILUTED                       11,760        11,383        11,743        11,371
                                   =========     =========     =========     =========

DIVIDENDS PER SHARE                $    0.09     $    0.09     $    0.18     $    0.18
                                   =========     =========     =========     =========

        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands; unaudited)

                                                              Six Months Ended
                                                            ---------------------
                                                             4/1/00       4/3/99
                                                            --------     --------
Cash Flows from Operating Activities:
   Net income for the period                                $  6,196     $  5,267
   Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation and amortization                             5,269        5,231
     Change in Assets and Liabilities:
       (Increases) Decreases in:
         Accounts receivable                                  (6,014)      (3,574)
         Inventories                                            (934)      (1,376)
         Prepaid expenses                                       (266)        (336)
         Deferred income taxes and other assets                  829         (464)
       Increases (Decreases) in:
         Accounts payable                                        (61)        (907)
         Accrued expenses                                      1,308       (2,767)
         Income taxes payable                                   (879)       2,383
         Other liabilities                                       136           --
                                                            --------     --------
Net cash flows from operating activities                    $  5,584     $  3,457
                                                            --------     --------

Cash Flows from Investing Activities:
   Purchases of property, plant & equipment                 $ (3,672)    $ (4,522)
   Retirements or sales of property, plant and equipment         752            3
   Purchase of equity securities                              (1,925)          --
                                                            --------     --------
Net cash used for investing activities                      $ (4,845)    $ (4,519)
                                                            --------     --------

Cash Flows from Financing Activities:
   Increase in short-term debt                              $  2,677     $     --
   Increase (decrease) in long-term debt                      (2,659)       2,321
   Sales of stock                                                598          525
   Dividend payments                                          (2,036)      (1,991)
                                                            --------     --------
Net cash (used for) provided by financing activities        $ (1,420)    $    855
                                                            --------     --------

Effect of Exchange Rates                                    $    395     $  1,071
                                                            --------     --------

Net Increase (Decrease) in Cash & Short-Term Securities     $   (286)    $    864
                                                            ========     ========

Cash and short-term securities at beginning of period       $  1,425     $  2,923
Cash and short-term securities at end of period             $  1,139     $  3,787

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:
   Interest                                                 $  1,620     $  1,842
   Income taxes                                             $  4,228     $  1,698

        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Amounts in thousands; unaudited)

                                                 Three Months Ended         Six Months Ended
                                               ---------------------     ---------------------
                                                4/1/00       4/3/99       4/1/00       4/3/99
                                               --------     --------     --------     --------
Net Income                                     $  3,537     $  2,914     $  6,196     $  5,267
Other comprehensive income:
   Accumulated foreign currency translation
       adjustment, before tax                    (1,121)      (1,267)      (2,015)      (1,585)
   Income tax (expense) benefit related to
       other comprehensive income                    --           --           --           --
                                               --------     --------     --------     --------
Comprehensive Income, net of tax               $  2,416     $  1,647     $  4,181     $  3,682
                                               ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  April 1, 2000
                                   (Unaudited)

(1) The Consolidated Balance Sheets at April 1, 2000, and October 2, 1999, and the Condensed Consolidated Statements of Income and the Consolidated Statements of Cash Flows and Comprehensive Income for the periods ended April 1, 2000, and April 3, 1999, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

(2) The results of operations for the 3 and 6 month periods ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

(3) The breakdown of raw materials and work-in-process and finished goods inventories at April 1, 2000, and October 2, 1999, is as follows:

                                                          (in thousands)
                                                        4/1/00     10/2/99
                                                       -------     -------
               Raw materials                           $15,024     $14,801
               Work-in-process and finished goods       13,869      13,663
                                                       -------     -------
                 Inventories before LIFO reserve        28,893      28,464
               Less: Reserve to reduce to LIFO          (4,495)     (4,365)
                                                       -------     -------
               Inventories, net                        $24,398     $24,099
                                                       =======     =======


(4) Earnings per share are based upon the weighted average number of common shares outstanding for the basic calculation (11,324,000 and 11,307,000 for the quarter and six months ended April 1, 2000, respectively, and 11,090,000 and 11,066,000 for the quarter and six months ended April 3, 1999, respectively) and the weighted average number of common shares outstanding plus dilutive common stock options for the diluted calculation (11,760,000 and 11,743,000 for the quarter and six months ended April 1, 2000, respectively, and 11,383,000 and 11,371,000 for the quarter and six months ended April 3, 1999, respectively).

(5) Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at April 1, 2000 and October 2, 1999 were 11,344,000 and 11,237,000, respectively.

(6) Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

(7)      Segment and geographic data

         a) Three months

                                     NET SALES                INCOME FROM
                                     ---------                -----------
                                                               OPERATIONS
                                                               ----------
                                Three Months Ended         Three Months Ended
                                ------------------         ------------------
                               4/1/00        4/3/99        4/1/00       4/3/99
                             ---------     ---------     ---------    ---------
Industrial Communications
 and Connectivity Products   $  32,834     $  26,293     $   4,385    $   2,873
Electrical Safety &
  Specialty Products            18,485        18,175         3,407        3,203
Corporate and other                                         (1,047)        (162)
                             ---------     ---------     ---------    ---------

  Total                      $  51,319     $  44,468     $   6,745    $   5,914
                             ---------     ---------     ---------    ---------

                                   TOTAL ASSETS             DEPRECIATION AND
                                   ------------             ----------------
                                                              AMORTIZATION
                                                              ------------
                                                           Three Months Ended
                                                           ------------------
                              4/1/00        10/2/99        4/1/00       4/3/99
                             ---------     ---------     ---------    ---------
Industrial Communications
 and Connectivity Products   $ 121,792     $ 120,972     $   1,901    $   1,628
Electrical Safety &
  Specialty Products            37,563        34,431           694          952
Corporate and other              1,140         2,238            54           33
                             ---------     ---------     ---------    ---------

  Total                      $ 160,495     $ 157,641     $   2,649    $   2,613
                             ---------     ---------     ---------    ---------


                                                            Three Months Ended
                                                            ------------------
Reconciliation of Income from Operations to Net Income      4/1/00      4/3/99
------------------------------------------------------    ---------   ---------
Income from operations                                    $   6,745   $   5,914
Less: Interest expense, net                                    (709)       (833)
         Other expense, net                                    (329)        (26)
         Income taxes                                        (2,170)     (2,141)
                                                          ---------   ---------
Net Income                                                $   3,537   $   2,914
                                                          ---------   ---------


Geographic Data

                                     NET SALES                TOTAL ASSETS
                                     ---------                ------------
                                Three Months Ended
                                ------------------
                               4/1/00        4/3/99        4/1/00      10/2/99
                             ---------     ---------     ---------    ---------
United States                $  31,792     $  25,963     $  65,834    $  58,447
Canada                           6,689         5,613        38,829       39,140
Italy                                                       32,031       34,888
All other countries             12,838        12,892        23,801       25,166
                             ---------     ---------     ---------    ---------
Total                        $  51,319     $  44,468     $ 160,495    $ 157,641
                             ---------     ---------     ---------    ---------

         b) Six months

                                     NET SALES                  INCOME FROM
                                     ---------                  -----------
                                                                OPERATIONS
                                                                ----------
                                 Six Months Ended            Six Months Ended
                                 ----------------            ----------------
                               4/1/00        4/3/99        4/1/00       4/3/99
                             ---------     ---------     ---------    ---------
Industrial Communications
 and Connectivity Products   $  60,216     $  49,256     $   7,294    $   4,787
Electrical Safety &
  Specialty Products            34,415        34,048         6,026        5,815
Corporate and other                                         (1,553)        (333)
                             ---------     ---------     ---------    ---------

  Total                      $  94,631     $  83,304     $  11,767    $  10,269
                             ---------     ---------     ---------    ---------


                                  TOTAL ASSETS               DEPRECIATION AND
                                  ------------               ----------------
                                                               AMORTIZATION
                                                               ------------
                                                             Six Months Ended
                                                             ----------------
                               4/1/00       10/2/99        4/1/00       4/3/99
                             ---------     ---------     ---------    ---------
Industrial Communications
 and Connectivity Products   $ 121,792     $ 120,972     $   3,808    $   3,249
Electrical Safety &
  Specialty Products            37,563        34,431         1,364        1,919
Corporate and other              1,140         2,238            97           63
                             ---------     ---------     ---------    ---------

  Total                      $ 160,495     $ 157,641     $   5,269    $   5,231
                             ---------     ---------     ---------    ---------


                                                             Six Months Ended
                                                             ----------------
Reconciliation of Income from Operations to Net Income      4/1/00      4/3/99
------------------------------------------------------    ---------   ---------
Income from Operations                                    $  11,767   $  10,269
Less: Interest expense, net                                  (1,517)     (1,707)
         Other (expense) income , net                          (354)        371
         Income taxes                                        (3,700)     (3,666)
                                                          ---------   ---------
Net Income                                                $   6,196   $   5,267
                                                          ---------   ---------


Geographic Data

                                    NET SALES                 TOTAL ASSETS
                                    ---------                 ------------
                                Six Months Ended
                                ----------------
                               4/1/00        4/3/99        4/1/00      10/2/99
                             ---------     ---------     ---------    ---------
United States                $  57,475     $  48,392     $  65,834    $  58,447
Canada                          12,585        10,169        38,829       39,140
Italy                                                       32,031       34,888
All other countries             24,571        24,743        23,801       25,166
                             ---------     ---------     ---------    ---------
Total                        $  94,631     $  83,304     $ 160,495    $ 157,641
                             ---------     ---------     ---------    ---------

                                     PART I
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        OPERATIONS AND FINANCIAL POSITION

SECOND QUARTER 2000 RESULTS COMPARED WITH SECOND QUARTER 1999.

         Sales for the second quarter rose 15 percent to $51.3 million from $44.5 million reported for the same period of fiscal 1999. The continued effectiveness of the Company's connectivity growth strategy was clearly demonstrated in a 25 percent increase in global sales of the Industrial Communications and Connectivity Products segment of our business to $32.8 million. Sales of this segment represented 64 percent of total sales, compared with 59 percent in the same quarter last year. Sales of connectivity products rose 40 percent in North America, reflecting ongoing strength in major capital investment in the automotive, machine tool, and material-handling industries served by our OEM customers. Sales of the Company's Electrical Safety & Specialty Products segment grew 5 percent in North America, but declined in Europe where the economic climate for infrastructure development was less favorable. The backlog at the end of the quarter was $17.3 million compared with $12.4 million at the end of last fiscal year, and $13.8 million reported a year ago.

         Gross profit for the quarter increased by 15 percent to $22.4 million from $19.5 million for the second quarter of fiscal 1999. Gross profit margins decreased slightly to 43.6 percent of net sales from 43.8 percent last year.

         Operating expenses increased by 15.4 percent to $15.7 million from $13.6 million; as a percentage of net sales operating expenses were 30.5 percent during both comparative periods.

         Income from operations for the Industrial Communications and Connectivity Products segment rose 53 percent to $4.4 million as a result of the increase in sales and good operating controls. Income from operations for our Electrical Safety & Specialty Products segment was up 6 percent at $3.4 million.

         Although interest expense decreased compared with the second quarter of last year, total other expenses increased due to the absence of an insurance recovery in the second quarter of last year and the negative impact this year of foreign exchange.

         Net income was $3.5 million, a 21 percent increase over the $2.9 million reported for the same period last year. Diluted earnings per share were $0.30 compared with $0.26 in the second quarter of last year.

FINANCIAL POSITION

         Working capital increased by $0.8 million during the quarter ended April 1, 2000. The current ratio of 2.5 to 1 for the quarter is the same as at the end of last year. Long-term debt decreased to $45.0 million from $47.l million at year-end resulting in a debt to total capitalization (short and long-term debt plus equity) ratio of 35.9 percent, down from 36.4 percent at year-end. Return on assets increased to 7.4 percent from 2.2 percent, and return on equity increased to 14.6 percent from 4.1 percent for the comparable 4-quarter periods ending April 1, 2000, and April 3, 1999, respectively. The increases in return on assets and return on equity were primarily due to the absence of certain charges, which were included in the calculations for the 4-quarter period ending April 3, 1999. Other assets increased due to the investment in Symphony Systems, and an unrealized foreign exchange gain related to the Lire swap. The company is in compliance with all of its debt covenants. Cash flows from operating activities increased by 60% to $5.6 million for the 6 months ending April 1, 2000. The effective tax rate for the second quarter declined to 38% from 42% last year due to a lower effective foreign tax rate and higher R & D tax credits. Looking forward, internal cash flow is expected to be more than adequate to fund operating requirements in 2000, and significant borrowing is available, should the need arise.

OTHER

         The Company is party to an environmental matter, which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Part II Item 1. Legal proceedings".

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

         The following table indicates the values to be exchanged over the next 5 years relating to the Lire swap:

                             (Amounts in thousands)

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

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

                            PART II OTHER INFORMATION



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on January 28, 2000. During the meeting the following matters were voted upon with the total number of shares voted as follows:

                                                 Votes Cast For   Votes Withheld
                                                 --------------   --------------

Election of nominees to Board of Directors
         Charles W. Denny                          10,138,006           65,348
         C. Mark DeWinter                          10,137,324           66,030
         Ann F. Hackett                             9,323,130          880,224
         Philippe Lemaitre                         10,136,706           66,648
         Eugene P. Nesbeda                          8,513,477        1,689,877




                                Votes Cast For   Votes Against   Votes Abstained
                                --------------   -------------   ---------------
Approval of the 1999
   Stock Awards Plan                8,008,841       1,565,346          629,167


Ratification of appointment of
   Arthur Andersen LLP as the
   Company's independent
   public accountants              10,153,503          23,266           26,585


The number of broker non-votes for each matter voted above was 0.

                            PART II OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


PART I EXHIBITS

          (11)  Computation of earnings per share
          (27)  Financial data schedule (Electronic filings only)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WOODHEAD INDUSTRIES, INC.


                            /s/ Robert G. Jennings                     5-11-00
                            ------------------------------------    ------------
                            Robert G. Jennings                          Date
                            Vice President - Finance
                            (Chief Financial Officer)


                            /s/ Joseph P. Nogal                        5-11-00
                            ------------------------------------    ------------
                            Joseph P. Nogal                             Date
                            Vice President, Treasurer/Controller
                           (Chief Accounting Officer)