Form 10-Q
period 2000-07-01
WOODHEAD INDUSTRIES INC
filed 2000-08-10
CIK 108215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the Quarter Ended July 1, 2000                 Commission File Number 0-5971



                            WOODHEAD INDUSTRIES, INC.
                            -------------------------


   DELAWARE                                                          36-1982580
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



  THREE PARKWAY NORTH, SUITE 550, DEERFIELD, IL.                        60015
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number including area code      (847) 236-9300




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

Yes ____X____ No _________


On July 25, 2000 there were 11,373,980 shares of the Registrant's common stock outstanding.

                                     PART I
                         ITEM 1 - FINANCIAL INFORMATION

                            WOODHEAD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                             Unaudited
                                                             ---------
      ASSETS                                                   7/1/00            10/2/99
      ------                                                ------------      ------------
CURRENT ASSETS
      Cash and short-term securities                        $      6,839      $      1,425
      Accounts receivable                                         33,403            29,276
      Refundable income taxes                                        376             1,109
      Inventories (Note 3)                                        24,044            24,099
      Deferred taxes and other prepaid expenses                    7,126             7,171
                                                            ------------      ------------
Total current assets                                        $     71,788      $     63,080
                                                            ------------      ------------
DEFERRED INCOME TAXES AND OTHER ASSETS                      $      6,672      $      3,315
                                                            ------------      ------------
PROPERTY, PLANT & EQUIPMENT, at cost                        $    122,359      $    121,281
      Less: Accumulated depreciation                             (61,835)          (56,836)
                                                            ------------      ------------
      Net property, plant and equipment                     $     60,524      $     64,445
                                                            ------------      ------------
GOODWILL                                                    $     23,228      $     26,801
                                                            ------------      ------------
TOTAL ASSETS                                                $    162,212      $    157,641
                                                            ============      ============

      LIABILITIES & STOCKHOLDERS' INVESTMENT
      --------------------------------------
CURRENT LIABILITIES
      Notes payable                                         $         --      $        125
      Accounts payable                                             9,121             8,564
      Accrued expenses                                            17,915            14,524
      Income taxes payable                                           362             1,580
      Short-term debt                                                 --                --
      Portion of long-term debt payable within one year               --                --
                                                            ------------      ------------
Total current liabilities                                   $     27,398      $     24,793
                                                            ------------      ------------
OTHER LIABILITIES                                           $      2,859      $      3,274
                                                            ------------      ------------
LONG-TERM DEBT                                              $     45,000      $     47,120
                                                            ------------      ------------
STOCKHOLDERS' INVESTMENT: (Note 5)
      Common stock at par                                   $     11,371      $     11,237
      Additional paid-in capital                                  11,920            11,230
      Deferred stock compensation                                   (263)             (315)
      Accumulated other comprehensive income                      (5,151)           (2,117)
      Retained earnings                                           69,078            62,419
                                                            ------------      ------------
Total stockholders' investment                              $     86,955      $     82,454
                                                            ------------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' INVESTMENT                $    162,212      $    157,641
                                                            ============      ============


        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in Thousands, except per share data; unaudited)

                                            Three Months Ended                    Nine Months Ended
                                      ------------------------------       ------------------------------
                                         7/1/00            7/3/99              7/1/00           7/3/99
                                      ------------      ------------       ------------      ------------
NET SALES                             $     49,962      $     43,190       $    144,593      $    126,494

COST OF SALES                               29,098            24,636             82,886            71,977
                                      ------------      ------------       ------------      ------------

GROSS PROFIT                          $     20,864      $     18,554       $     61,707      $     54,517
      % of Net Sales                          41.8%             43.0%              42.7%             43.1%

OPERATING EXPENSES                          14,261            13,340             43,337            39,034
                                      ------------      ------------       ------------      ------------

      INCOME FROM OPERATIONS          $      6,603      $      5,214       $     18,370      $     15,483

OTHER EXPENSE (INCOME)
      Interest Expense                $        742      $        882       $      2,260      $      2,589
      Other (Income) Expense, Net              339               (11)               693              (382)
                                      ------------      ------------       ------------      ------------
      NET OTHER EXPENSE               $      1,081      $        871       $      2,953      $      2,207
                                      ------------      ------------       ------------      ------------

INCOME BEFORE INCOME TAXES            $      5,522      $      4,343       $     15,417      $     13,276

PROVISION FOR INCOME TAXES                   2,002             2,112              5,701             5,778
                                      ------------      ------------       ------------      ------------
NET INCOME                            $      3,520      $      2,231       $      9,716      $      7,498
                                      ============      ============       ============      ============

EARNINGS PER SHARE (Note 4)
      Basic                           $       0.31      $       0.20       $       0.86      $       0.68
                                      ============      ============       ============      ============
      Diluted                         $       0.30      $       0.20       $       0.82      $       0.66
                                      ============      ============       ============      ============

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING
      Basic                                 11,353            11,110             11,322            11,081
                                      ============      ============       ============      ============
      Diluted                               11,890            11,418             11,858            11,389
                                      ============      ============       ============      ============

DIVIDENDS PER SHARE                   $       0.09      $       0.09       $       0.27      $       0.27
                                      ============      ============       ============      ============


        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in Thousands; unaudited)

                                                                                     Nine months ended
                                                                              ------------------------------
                                                                                 7/1/00            7/3/99
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income for the period                                                $      9,716      $      7,498
     Adjustments to reconcile net income to net cash flows from operating activities:

        Depreciation & Amortization                                                  7,862             7,763
        (Increase) Decrease in:
            Accounts receivable                                                     (5,371)           (3,163)
            Inventories                                                               (763)           (2,195)
            Prepaid expenses                                                           (39)              551
            Deferred income taxes and other assets                                   1,359            (1,598)
        Increase (Decrease) in:
            Accounts payable                                                           888            (1,546)
            Accrued expenses                                                         3,620            (1,555)
            Income taxes payable                                                    (1,168)            1,363
            Other liabilities                                                            8                --
                                                                              ------------      ------------
Net Cash flows from operating actitivies                                      $     16,112      $      7,118
                                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant & equipment                                 $     (5,110)     $     (6,290)
     Retirements or sales of property, plant & equipment                               797                 2
     Purchase of equity securities                                                  (1,925)               --
                                                                              ------------      ------------
Net cash used for investing activities                                        $     (6,238)     $     (6,288)
                                                                              ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in short-term debt                                              $       (123)     $         --
     Decrease in long-term debt                                                     (2,059)           (2,700)
     Sales of Stock                                                                    876               791
     Dividend payments                                                              (3,057)           (2,992)
                                                                              ------------      ------------
Net cash used for financing activities                                        $     (4,363)     $     (4,901)
                                                                              ------------      ------------
EFFECT OF EXCHANGE RATES                                                      $        (97)     $      1,637
                                                                              ------------      ------------
NET INCREASE (DECREASE) IN CASH & SHORT - TERM SECURITIES                     $      5,414      $     (2,434)
                                                                              ============      ============
Cash and short-term securities at the beginning of the period                 $      1,425      $      2,923
                                                                              ------------      ------------
Cash and short-term securities at the end of the period                       $      6,839      $        489
                                                                              ============      ============
SUPPLEMENTAL CASH FLOW DATA
---------------------------
Cash paid during the period for:
     Interest                                                                 $      1,665      $      1,969
     Income taxes                                                             $      6,657      $      4,663


        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Amounts in thousands; unaudited)

                                                         Three Months Ended                   Nine Months ended
                                                   ------------------------------      ------------------------------
                                                      7/1/00            7/3/99            7/1/00            7/3/99
                                                   ------------      ------------      ------------      ------------
NET INCOME                                         $      3,520      $      2,231      $      9,716      $      7,498
OTHER COMPREHENSIVE INCOME
      Accumulated foreign currency translation
          adjustment, before tax                         (1,019)             (496)           (3,034)           (2,081)
      Income tax (expense) benefit related to
          other comprehensive income                         --                --                --                --
                                                   ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME, NET OF TAX                   $      2,501      $      1,735      $      6,682      $      5,417
                                                   ============      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                            WOODHEAD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2000
                                   (Unaudited)

1. The Consolidated Balance Sheets at July 1, 2000, and October 2, 1999, and the Condensed Consolidated Statements of Income and the Consolidated Statements of Cash Flows and Comprehensive Income for the periods ended July 1, 2000, and July 3, 1999, reflect, in the opinion of the Company, all adjustments necessary to present fairly the financial position for such periods. All such adjustments were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2. The results of operations for the 3 and 9 months periods ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The breakdown of raw materials, work-in-process, and finished goods inventories at July 1, 2000, and October 2, 1999, is as follows:


                                                         (Amounts in Thousands)
                                                        -----------------------
                                                         7/1/00        10/2/99
                                                        ---------     ---------

            Raw Materials                               $  14,894     $  14,801
            Work-in-process and finished goods             13,749        13,663
                                                        ---------     ---------
            Inventories before LIFO reserve             $  28,643     $  28,464
            Less: Reserve to reduce Inventory to LIFO      (4,599)       (4,365)
                                                        ---------     ---------
            Inventories, net                            $  24,044     $  24,099
                                                        =========     =========

4. Earnings per share are based upon the weighted average number of common shares outstanding for the basic calculation (11,353,000 and 11,322,000 for the quarter and nine months ended July 1, 2000, respectively, and 11,110,000 and 11,081,000 for the quarter and nine months ended July 3, 1999, respectively) and the weighted average number of common shares outstanding plus dilutive common stock options for the diluted calculation (11,890,000 and 11,858,000 for the quarter and nine months ended July 1, 2000, respectively, and 11,418,000 and 11,389,000 for the quarter and nine months ended July 3, 1999, respectively).

5. Authorized stock is 40,000,000 shares consisting of 10,000,000 shares of preferred stock, par value $.01 per share, and 30,000,000 shares of common stock, par value $l.00 per share. No shares of preferred stock have been issued. Common shares outstanding at July 1, 2000 and October 2, 1999 were 11,371,000 and 11,237,000, respectively.

6. Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

7.   Segment and geographic data

THREE MONTHS

                                                   Net Sales                 Income from Operations
                                        -----------------------------     ----------------------------
                                              Three Months Ended               Three Months Ended
                                        -----------------------------     ----------------------------
                                           7/1/00           7/3/99           7/1/00          7/3/99
                                        ------------     ------------     ------------    ------------
Industrial Communications
  and Connectivity Products             $     32,925     $     26,894     $      4,684    $      2,915

Electrical Safety &
  Specialty Products                          17,037           16,296            2,507           2,733

Corporate and other                                                               (588)           (434)
                                        ------------     ------------     ------------    ------------
Total                                   $     49,962     $     43,190     $      6,603    $      5,214
                                        ============     ============     ============    ============


                                                Total Assets              Depreciation and Amortization
                                        -----------------------------     ----------------------------
                                                    As of                      Three Months Ended
                                        -----------------------------     ----------------------------
                                           7/1/00          10/2/99           7/1/00          7/3/99
                                        ------------     ------------     ------------    ------------
Industrial Communications
  and Connectivity Products             $    123,588     $    120,972     $      1,855    $      1,819

Electrical Safety &
  Specialty Products                          39,893           34,431              686             673

Corporate and other                           (1,269)           2,238               52              41
                                        ------------     ------------     ------------    ------------
Total                                   $    162,212     $    157,641     $      2,593    $      2,533
                                        ============     ============     ============    ============


                                                                               Three Months Ended
                                                                          ----------------------------
Reconciliation of Income from Operations to Net Income                        7/1/00         7/3/99
---------------------------------------------------------------------     ------------    ------------

Income from operations                                                    $      6,603    $      5,214
Less: Interest expense, net                                                       (742)           (882)
      Other income (expense), net                                                 (339)             11
      Income taxes                                                              (2,002)         (2,112)
                                                                          ------------    ------------
Net Income                                                                $      3,520    $      2,231
                                                                          ============    ============


Geographic Data

                                                  Net Sales                     Total Assets
                                        ----------------------------    ----------------------------
                                             Three Months Ended                     As of
                                        ----------------------------    ----------------------------
                                           7/1/00          7/3/99          7/1/00         10/2/99
                                        ------------    ------------    ------------    ------------
United States                           $     30,965    $     25,071    $     66,940    $     58,447
Canada                                         6,296           6,502          38,381          39,140
Italy                                                                         33,231          34,888
All other countries                           12,701          11,617          23,660          25,166
                                        ------------    ------------    ------------    ------------
Total                                   $     49,962    $     43,190    $    162,212    $    157,641
                                        ============    ============    ============    ============

NINE MONTHS

                                                  Net Sales                  Income from Operations
                                        -----------------------------     ----------------------------
                                              Nine Months Ended                 Nine Months Ended
                                        -----------------------------     ----------------------------
                                           7/1/00           7/3/99           7/1/00          7/3/99
                                        ------------     ------------     ------------    ------------
Industrial Communications
  and Connectivity Products             $     93,141     $     76,150     $     11,978    $      7,702

Electrical Safety &
  Specialty Products                          51,452           50,344            8,533           8,548

Corporate and other                                                             (2,141)           (767)
                                        ------------     ------------     ------------    ------------
Total                                   $    144,593     $    126,494     $     18,370    $     15,483
                                        ============     ============     ============    ============


                                                 Total Assets             Depreciation and Amortization
                                        -----------------------------     ----------------------------
                                                    As of                       Nine Months ended
                                        -----------------------------     ----------------------------
                                           7/1/00           10/2/99          7/1/00          7/3/99
                                        ------------     ------------     ------------    ------------
Industrial Communications
  and Connectivity Products             $    123,588     $    120,972     $      5,663    $      5,665

Electrical Safety &
  Specialty Products                          39,893           34,431            2,050           2,095

Corporate and other                           (1,269)           2,238              149             103
                                        ------------     ------------     ------------    ------------
Total                                   $    162,212     $    157,641     $      7,862    $      7,763
                                        ============     ============     ============    ============


                                                                                Nine Months Ended
                                                                          ----------------------------
Reconciliation of Income from Operations to Net Income                       7/1/00          7/3/99
---------------------------------------------------------------------     ------------    ------------
Income from operations                                                    $     18,370    $     15,483
Less: Interest income (expense), net                                            (2,260)         (2,589)
      Other income (expense), net                                                 (693)            382
      Income taxes                                                              (5,701)         (5,778)
                                                                          ------------    ------------
Net Income                                                                $      9,716    $      7,498
                                                                          ============    ============


Geographic Data

                                                  Net Sales                        Total Assets
                                        -----------------------------     ----------------------------
                                              Nine Months Ended                       As of
                                        -----------------------------     ----------------------------
                                           7/1/00           7/3/99           7/1/00          10/2/99
                                        ------------     ------------     ------------    ------------
United States                           $     88,440     $     73,462     $     66,940    $     58,447
Canada                                        18,881           16,671           38,381          39,140
Italy                                                                           33,231          34,888
All other countries                           37,272           36,361           23,660          25,166
                                        ------------     ------------     ------------    ------------
Total                                   $    144,593     $    126,494     $    162,212    $    157,641
                                        ============     ============     ============    ============

                                     PART I
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        OPERATIONS AND FINANCIAL POSITION

THIRD QUARTER 2000 RESULTS COMPARED WITH THIRD QUARTER 1999 RESULTS

         Sales for the third quarter rose 16 percent to $50.0 million from $43.2 million reported for the same period of fiscal 1999. The continued effectiveness of the Company's connectivity growth strategy was clearly demonstrated in a 22 percent increase in global sales of the Industrial Communications and Connectivity Products segment of our business to $32.9 million. Sales of this segment represented 66 percent of total sales, compared with 62 percent in the same quarter last year. Sales of connectivity products rose 29 percent in North America, reflecting ongoing strength in major capital investments in the automotive, machine tool, and material-handling industries served by our OEM customers. Sales of the Company's Electrical Safety & Specialty Products segment grew 5 percent in North America, but declined in Europe where the economic climate for infrastructure development was less favorable. The backlog at the end of the quarter was $18.0 million compared with $12.4 million at the end of last fiscal year, and $12.2 million reported a year ago.

         Gross profit for the quarter increased by 12 percent to $20.9 million from $18.6 million for the third quarter of fiscal 1999. Gross profit margins decreased slightly to 41.8 percent of net sales from 43.0 percent last year, primarily due to product mix in our Electrical Safety & Specialty Products segment.

         Operating expenses increased by 7 percent to $14.3 million from $13.3 million; as a percentage of net sales operating expenses declined to 28.5 percent from 30.9 percent in the third quarter of 1999.

         Income from operations for the Industrial Communications and Connectivity Products segment rose 61 percent to $4.7 million as a result of the increase in sales and good operating controls. Income from operations for our Electrical Safety & Specialty Products segment was down 8 percent at $2.5 million, reflecting a product mix change from the prior year.

         Although interest expense decreased compared with the third quarter of last year, total other expenses increased due the negative impact this year of foreign exchange.

         Net income was $3.5 million, a 58 percent increase over the $2.2 million reported for the same period last year. Diluted earnings per share were $0.30 compared with $0.20 in the third quarter of last year.

FINANCIAL POSITION

         Working capital increased by $3.8 million during the quarter ended July 1, 2000. The current ratio of 2.6 to 1 for the quarter increased slightly from the end of last year. Long-term debt decreased to $45.0 million from $47.l million at year-end resulting in a debt to total capitalization (short and long-term debt plus equity) ratio of 34.1 percent, down from 36.4 percent at year-end.

         Return on assets increased to 8.3 percent from 1.8 percent, and return on equity increased to 15.9 percent from 3.3 percent for the comparable 4-quarter periods ending July 1, 2000, and July 3, 1999, respectively. The increases in return on assets and return on equity were due to the absence of certain charges, which were included in the calculations for the 4-quarter period ending July 3, 1999, as well as increased profitability. Other assets increased due to the investment in Symphony Systems, and an unrealized foreign exchange gain related to the Lire swap. The Company is in compliance with all of its debt covenants. Cash flows from operating activities increased by 126 percent to $16.1 million for the 9 months ending July 1, 2000. The effective tax rate for the third quarter declined to 36 percent from 49 percent last year due to a lower effective foreign tax rate and higher R&D tax credits. Looking forward, internal cash flow is expected to be more than adequate to fund operating requirements in 2000, and significant borrowing is available, should the need arise.

OTHER

         The Company is party to an environmental matter, which obligates it to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of the Company's facilities. For additional information concerning the environmental matter, see "Part II - Other
Information: Item 1 - Legal Proceedings".

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


                                     PART I
       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company, as a result of its global operating activities, is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial condition. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in foreign currency exchange rates through its regular operating activities and, when deemed appropriate, through the use of derivative financial instruments.

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

         In 1998 the Company entered into a foreign currency swap agreement with an AA-rated counter party to hedge a portion of its investment in its Italian subsidiary. Under the terms of the agreement, the Company will swap 35.52 million Lire for 20.0 million U.S. Dollars amortized over 8 years. In addition, the contract provides for the Company to make annual interest payments of 6.50% on the outstanding Lire balance, while receiving 7.43% on the outstanding Dollar balance. Due to the fact that this contract is an effective hedge of an investment in a foreign operation, any gain or loss on the contract is recorded directly to other comprehensive income in Stockholders' investment.

         The following table indicates the values to be exchanged over the next 5 years relating to the Lire swap:


                             (Amounts in thousands)

              Amortizing      Outstanding      Amortizing       Outstanding
Date          Amount USD     Notional USD      Amount ITL       Notional ITL
----------   ------------   --------------   --------------   ----------------

   9/30/00      $ 2,000        $ 17,000      ITL 3,552,000     ITL 30,192,000
   9/30/01        3,000          14,000          5,328,000         24,864,000
   9/30/02        3,000          11,000          5,328,000         19,536,000
   9/30/03        3,000           8,000          5,328,000         14,208,000
   9/30/04        3,000           5,000          5,328,000          8,880,000
Thereafter      $ 5,000         $    --      ITL 8,880,000     ITL         --

                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

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

         The Company's consultant estimated, that a minimum of approximately $1,659,000 of investigation and remediation expenses remain to be incurred, both on-site and off-site. The Company has a reserve for such purposes. The Company has filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. Also, the Company is evaluating similar claims against various insurers. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. The Company is continuing to monitor the conditions at the site and will adjust its reserve if necessary. The Company may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect the Company's consolidated net income for the period in which such costs are incurred. At this time, the Company, however, cannot estimate the time or potential magnitude of such costs, if any.

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


PART I EXHIBITS

         (11) Computation of earnings per share
         (27) Financial data schedule (Electronic filings only)







                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WOODHEAD INDUSTRIES, INC.




                                 /s/ Joseph P. Nogal                     8/10/00
                                 -----------------------------------------------
                                 Joseph P. Nogal                           Date
                                 Vice President, Treasurer/Controller
                                 (Chief Accounting Officer)