Form 10-K
period 2000-09-30
WOODHEAD INDUSTRIES INC
filed 2000-12-22
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                       2000 Commission file number 0-5971

[ ]                       TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                            WOODHEAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                      36-1982580
-----------------------------------      ---------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


Three Parkway North, Suite 550, Deerfield, IL.             60015
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (847) 236-9300
--------------------------------------------------------------------------------
               Registrants Telephone Number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT


Common Stock, Par Value $1.00                          NASDAQ
Preferred Stock Purchase Rights                        NASDAQ
-------------------------------             ------------------------------
(Title of Class)                            (Exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__. No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 1, 2000 was $237,379,129. The number of common shares outstanding as of December 1, 2000 was 11,439,958.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders and portions of the 2000 Annual Report to Stockholders are incorporated by reference in Parts I, II, III, and IV.

                                TABLE OF CONTENTS

PART I.........................................................................2

ITEM 1.  BUSINESS..............................................................2

   GENERAL.....................................................................2
   BUSINESS SEGMENTS...........................................................2
   PRODUCTS....................................................................2
   DISTRIBUTION................................................................2
   RAW MATERIALS...............................................................2
   PATENTS AND INTELLECTUAL PROPERTY RIGHTS....................................3
   CUSTOMERS...................................................................3
   BACKLOG.....................................................................3
   COMPETITION.................................................................3
   INTERNATIONAL OPERATIONS....................................................3
   RESEARCH & DEVELOPMENT......................................................3
   ENVIRONMENTAL MATTERS.......................................................3
   EMPLOYEES...................................................................4
   FORWARD LOOKING STATEMENTS..................................................4

ITEM 2.  PROPERTIES............................................................5

ITEM 3.  LEGAL PROCEEDINGS.....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6


PART II........................................................................6

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS........................................................................6

ITEM 6.  SELECTED FINANCIAL DATA...............................................6

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS..........................................................6

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............6

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................7

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE...........................................................7


PART III.......................................................................7

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................7

ITEM 11. EXECUTIVE COMPENSATION................................................8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................9


PART IV........................................................................9

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......9

   14 (A) (1) FINANCIAL STATEMENTS.............................................9
   14 (A) (2) FINANCIAL STATEMENT SCHEDULES....................................9
   14 (A) (3) EXHIBITS.........................................................9
   14 (B) REPORTS ON FORM 8-K.................................................11

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................................12

SIGNATURES....................................................................13

EXHIBIT 21: SUBSIDIARIES OF THE REGISTRANT....................................14

EXHIBIT 27: FINANCIAL DATA SCHEDULE...........................................15

                                     PART I


ITEM 1.  BUSINESS


GENERAL
Woodhead Industries, Inc. (the Company, which may be referred to as "we", "us", or "our") is an integrated group of leading companies in two business segments serving a diverse group of customers and industries worldwide. We develop, manufacture, and market electronic and industrial communications products, primarily serving the global automation and control market with connectivity solutions and specialty electrical products.


BUSINESS SEGMENTS
See Note 12, "Segment Information and Geographic Data" on pages 39 and 40 in our 2000 Annual Report. This discussion is incorporated by reference.


PRODUCTS
Through our Industrial Communications and Connectivity Segment (Connectivity Segment) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprised of four recognized industry-leading brands: SSTTM, Brad Harrison(R), mPmTM, and the new Ethernet addition, RJ LnxxTM, make us the premier supplier of application-specific connectivity solutions.

Our Electrical Safety & Specialty Segment (Electrical Segment) manufactures highly customized products to support enhanced safety and productivity on the factor floor.

Our homepage on the Internet is at www.Woodhead.com. You can learn about us by visiting that site.

Note that throughout this 2000 10-K report, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.


DISTRIBUTION
We sell our products to stocking distributors, original equipment manufacturers
(OEM), and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.


RAW MATERIALS
Parts and materials for our products are readily available from a variety of suppliers. It has been our practice to develop and use more than one source of supply for critical items.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS
We hold patents, trademarks and licensing agreements on certain of our products. We believe these trademarks and patents are valuable but not essential to the maintenance or future growth of our businesses.


CUSTOMERS
We sell our products to a broad customer base. No single customer or industry accounted for a significant portion of our business.


BACKLOG
The level of backlog of unfilled orders was consistent with our sales growth, and stood at $19.2 million at the end of fiscal 2000, $12.4 million at the end of fiscal 1999, and $11.5 million at the end of fiscal 1998. Connectivity products accounted for the majority of the increased backlog level in 2000.


COMPETITION
Similar products of the type manufactured by us are also available from competitors. We believe delivery time, as well as quality and customer service are important to our success. Our ability to manufacture high-quality products, that serve specialized needs, as well as our highly efficient distribution channels differentiate us from the competition. We believe that keeping sufficient inventory to ensure fast turnaround time on orders is part of our success.


INTERNATIONAL OPERATIONS
We have significant operations outside the United States. They are conducted through our subsidiaries and involve the same business segments as our U.S. operations. Fluctuations in foreign currency exchange rates can significantly impact our results of operations and financial condition. Since much of our international manufacturing costs and operating expenses are also incurred in local currencies, the impact of exchange rates on reported net income is partially mitigated. Canada is our second-largest single national market with 13% of our total revenues in 2000, and 13% in 1999. See Note 12, "Segment Information and Geographic Data" on pages 39 and 40 in our 2000 Annual Report. This discussion is incorporated by reference.


RESEARCH & DEVELOPMENT
See Note 11, "Research and Development" on page 38 in our 2000 Annual Report. This discussion is incorporated by reference.


ENVIRONMENTAL MATTERS
Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate, or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. For additional details on the environmental exposure, see Note 15, "Contingent Liabilities" on page 45 in our 2000 Annual Report.


EMPLOYEES
At the end of fiscal year 2000, we had 1,679 full-time employees.


FORWARD LOOKING STATEMENTS
The Securities and Exchange Commission encourages companies to disclose forward-looking information, so that investors can better understand a company's future prospects, and make informed investment decisions. This document, and other written and oral statements that we make from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements set out anticipated results based on management's plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "estimate", "expect", "plan", "believe" and words and terms of similar substance, in connection with any discussion of future operating or financial performance.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties, and inaccurate assumptions. In particular, such risks include statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, general economic and business conditions, and competition.

International-based revenues, and substantial international assets result in our exposure to currency exchange rate fluctuations. A new European currency, the Euro, was introduced in January 1999 to replace the separate currencies of eleven individual countries. We continue to evaluate the economic and operational impact of the Euro, including its impact on competition, pricing, and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen and corrected, or that no material disruption will occur in our businesses.

Growth in costs and expenses, changes in product mix, and the impact of acquisitions, restructuring, divestitures, and other unusual items, that could result from evolving business strategies, could affect future results. Changes in the U.S. Tax code and the tax laws in other countries can affect our net earnings. Claims have been brought against us and our subsidiaries for various legal, environmental, and tax matters, and additional claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these contingencies.

Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated, or projected. Investors should bear this in mind as they consider forward-looking statements.

This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our outlook. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 2.   PROPERTIES


We own facilities in the following locations:

---------------------------------------------------------------------------------------------
     Location                  Land Owned     Floor Area          Business Segment
---------------------------------------------------------------------------------------------
Northbrook, Illinois            4.7 acres     125,000 sq. ft.     Connectivity and Electrical
Kalamazoo, Michigan            39.1 acres     116,000 sq. ft.     Electrical
Juarez, Mexico                 11.5 acres     100,000 sq. ft.     Connectivity and Electrical
Franklin, Massachusetts         6.6 acres      60,000 sq. ft.     Connectivity
El Paso, Texas                  5.0 acres      50,000 sq. ft.     Connectivity and Electrical
Ebbw Vale, UK                   4.5 acres      42,000 sq. ft.     Connectivity
Belvidere, Illinois             3.5 acres      36,000 sq. ft.     Electrical
Barneveld, Holland              1.3 acres      30,000 sq. ft.     Electrical
Bretten, Germany                1.4 acres      27,000 sq. ft.     Connectivity
Cusano Milano, Italy            0.1 acres      18,000 sq. ft.     Connectivity

We own all of the above properties in fee, except the land in Ebbw Vale, UK, which is held under a lease expiring in 2105, and the land in Bretten, Germany, which is held under a lease expiring in 2046.


We lease the following properties for use in our operations. In addition to rent, the leases require us to pay directly for taxes, insurance, maintenance and other operating expenses or to pay higher rent when operating expenses increase.

--------------------------------------------------------------------------------
     Location                    Floor Area                 Business Segment
--------------------------------------------------------------------------------

Waterloo, Canada               60,000 sq. ft.            Connectivity
Mississauga, Canada            20,000 sq. ft.            Connectivity
Paderno, Italy                 18,300 sq. ft.            Connectivity
Deerfield, Illinois            11,600 sq. ft.            Corporate Headquarters
Grand Rapids, Michigan         10,500 sq. ft.            Electrical
Lagny-Sur-Marne, France         6,500 sq. ft.            Connectivity
Jurong Town, Singapore          5,900 sq. ft.            Electrical
Yokohama, Japan                   900 sq. ft.            Connectivity

All plants are well equipped and maintained. They are of masonry or steel construction. On October 10, 2000 we announced a plan to build a second manufacturing facility in Juarez, Mexico, to keep pace with growing demand for our Industrial Communications and Connectivity products. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This investment project will require approximately $6.5 million of cash in fiscal 2001, which will be financed through cash on-hand. With the addition of this new facility, we believe there is sufficient capacity available to cover our needs through at least fiscal year 2001.

ITEM 3.  LEGAL PROCEEDINGS

See footnote 15, "Contingent Liabilities" on page 45 in our 2000 Annual Report. This discussion is incorporated by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2000, which ended on September 30, 2000, there were no matters submitted to a vote of security holders either through solicitation of proxies or otherwise.




                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See footnote 17, "Summary of Quarterly Data" on page 48 in our 2000 Annual Report. This discussion is incorporated by reference.


ITEM 6.  SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference to the "FINANCIAL PROFILE" on page 17 in our 2000 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 23 in our 2000 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See footnote 2, "Financial Instruments" on pages 30 and 31 in our 2000 Annual Report. This discussion is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference to the "Report of Independent Public Accountants" on page 16, and to the consolidated financial statements and notes to financial statements on pages 24 through 48 in our 2000 Annual Report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no disagreements with our public accountants and did not change our public accountants.





                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our Directors is incorporated by reference to the discussion under Item 1, "Nominees and Continuing Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders. Our Executive Officers are:


Name of Officer       Age   Title                            Position Held Since
------------------    ---   ------------------------------   -------------------

C. Mark DeWinter       58   Chairman and Chief Executive               July 1993
                            Officer

Phillippe Lemaitre     51   President and Chief Operating           October 1999
                            Officer

Charles P. Andersen    47   Vice President, President               January 1999
                            Woodhead Connectivity, North
                            America

Robert H. Fisher       52   Vice President, Finance and            December 2000
                            Chief Financial Officer

Robert A. Moulton      51   Vice President, Human Resources             May 1987

Joseph P. Nogal        45   Vice President, Treasurer/              January 1999
                            Controller and Assistant
                            Secretary

W. Arewl Rees          44   Vice President, President               January 1999
                            Woodhead Connectivity, Europe

Robert J. Tortorello   51   Vice President, General Counsel         January 1991
                            and Secretary

All officers are elected each year at the Annual Meeting of the Board of Directors, which is held immediately following the Annual Meeting of Stockholders. The next annual Meeting of Stockholders will be held on January 26, 2001.

Information concerning Mr. DeWinter and Mr. Lemaitre is incorporated by reference to the discussion under Item 1, "Nominees and Continuing Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

Mr. Charles P. Andersen became President of our Aero-Motive Company subsidiary in June 1994. He was appointed President of Woodhead Connectivity, North America in October 1998, and elected Corporate Vice President in January 1999. He previously served as Vice President, General Manager of Blue M Electric, a unit of General Signal Corp., from 1992 to 1994.

Mr. Robert H. Fisher joined Woodhead in December 2000 as Vice President, Finance and Chief Financial Officer. He previously served as Executive Vice President of Finance for Rockwell International's Electronic Commerce group from 1998 to 2000. Before that he was Vice President of Finance for US Robotics/3 Com's Personal Communication business, and Vice President/Controller for Zenith Electronics Corporation.

Mr. Robert A. Moulton joined Woodhead in October 1986 as Manager, Human Resources and was elected Vice President in May 1987. He previously served as Director, Personnel at G.D. Searle and Company from 1981 to 1986.

Mr. Joseph P. Nogal became Woodhead's Treasurer/Controller in January 1991. He was elected Assistant Secretary in July 1993, and was elected Vice President, Treasurer/Controller in January 1999. He previously served as Controller at Woodhead Canada Limited.

Mr. W. Arwel Rees became Managing Director of our Aero-Motive U.K. Ltd. subsidiary in June 1990. He was appointed President of Woodhead Connectivity, Europe in October 1998, and was elected Corporate Vice President in January 1999.

Mr. Robert J. Tortorello became our General Counsel and Secretary in June 1987. He was elected Corporate Vice President in January 1991. He previously served as Assistant Vice President and Assistant to the Chairman at Beatrice Companies, Inc. from 1986 to 1987.


ITEM 11. EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference to the discussion under the heading "Executive Compensation" on page 15 in our Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference to the discussion under the heading "Stock Ownership of Management and Certain Beneficial Owners" on pages 12 through 14 in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions is incorporated by reference to the discussion under the heading "Certain Relationships and Related Transactions" on page 14 in our Proxy Statement for the 2001 Annual Meeting of Stockholders.




                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


14(a)(1) FINANCIAL STATEMENTS
The following consolidated financial statements, related notes, and Report of Independent Public Accountants from the 2000 Annual Report to Stockholders are incorporated by reference into this report:

                                                                  Page(s) in our
                                                              2000 Annual Report

Report of Independent Public Accountants...................................16
Segment Information........................................................39
Geographic Data............................................................40
Consolidated Balance Sheets................................................24
Consolidated Statements of Income..........................................25
Consolidated Statements of Cash Flows......................................26
Consolidated Statements of Comprehensive Income............................27
Consolidated Statements of Stockholders' Investment........................27
Notes to Financial Statements..............................................28-48



14(a)(2) FINANCIAL STATEMENT SCHEDULES
Schedules are omitted because they are not required or the information is given elsewhere in the financial statements or related notes.



14(a)(3) EXHIBITS
These exhibits are available upon request. Requests should be directed to Mr. Robert J. Tortorello, Secretary, Woodhead Industries, Inc., Three Parkway North, Suite 550, Deerfield, Illinois, 60015.

         3(i) Our Certificate of Incorporation including amendments through January 22, 1993 is incorporated by reference to EXHIBIT (4) A of our Form S-8 report filed on April 22, 1994, as Registration #33-77968.

         3(ii) Our By-laws, as amended, are incorporated by reference to EXHIBIT (3) B of our Form 10-K report for the year ended September 27, 1997.

         4(i) Our Preferred Stock Purchase Rights Plan adopted April 24, 1996, is incorporated by reference to EXHIBIT 4 of our Form 10-Q report for the period ended March 30, 1996.

         4(ii) A Credit Agreement between the Registrant and Harris Trust and Savings Bank dated October 29, 1993, and amended on October 3, 1998, providing for a revolving credit line not to exceed $15,000,000.

                  A Credit Agreement between the Registrant's consolidated subsidiary, Woodhead Canada Limited, and Harris Trust and Savings Bank dated July 30, 1998 providing for a revolving credit line not to exceed $10,000,000.

                  The 6.81% Note Purchase Agreement between the Registrant and private investors dated September 28, 1998 in the amount of $15,000,000, maturing in 2013.

                  The 6.64% Note Purchase Agreement between the Registrant's consolidated subsidiary, Woodhead Finance Company, and private investors dated September 28, 1998 in the amount of $30,000,000 maturing in 2008.

             10   Material Contracts


               a The 1987 Stock Compensation Plan, as amended, is incorporated by reference to EXHIBIT (10) (B) of our Form 10-K report for the year ended October 2, 1999.

               b The 1990 Stock Awards Plan, as amended, is incorporated by reference to EXHIBIT (10) (C) of our Form 10-K report for the year ended October 2, 1999.

               c The 1993 Stock Awards Plan, as amended, is incorporated by reference to EXHIBIT (10) (D) of our Form 10-K report for the year ended October 2, 1999.

               d The 1996 Stock Awards Plan, as amended, is incorporated by reference to EXHIBIT (10) (E) of our Form 10-K report for the year ended October 2, 1999.

               e The 1999 Stock Awards Plan is incorporated by reference to EXHIBIT A of our Proxy Statement for the 2000 Annual Meeting of Stockholders.

               f The 1993 Directors Stock Option Plan for non-employee Directors is incorporated by reference to EXHIBIT B of our Proxy Statement for the 1994 Annual Meeting of Stockholders.

               g The Management Incentive Plan effective for fiscal 2001, is incorporated by reference to pages 29 and 30 in our Proxy Statement for the 2001 Annual Meeting of Stockholders.

               h The Plan of Compensation for Outside Directors, is incorporated by reference to EXHIBIT (10) of our Form 10-K report for the year ended September 28, 1985.

               i The 1990 Supplemental Executive Retirement Plan is incorporated by reference to PAGE 15 of our Proxy Statement for the 1996 Annual Meeting of Stockholders.

               j The Severance Agreement between Mr. Mark DeWinter and Woodhead is incorporated to EXHIBIT (10) of our Form 10-K report for the year ended October 1, 1994. All other executive officers have substantially identical contracts.


              11 The statement regarding per share earnings is incorporated by reference to page 38 in our 2000 Annual Report to Stockholders.

              13  The following parts in our 2000 Annual Report to Stockholders:

                  a) Report of Independent Public Accountants on page 16

                  b) Segment Information on page 39

                  c) Geographic Data on page 40

                  d) Consolidated Financial Statements on pages 24 through 27

                  e) Notes to Financial Statements on pages 28 through 48

                  f) Financial Profile on page 17

                  g) Management's Discussion of Financial Condition and Results
                     of Operations on pages 18 through 23

              21  Subsidiaries of the Company on page 14 of this report.

              23  Consent of Arthur Andersen LLP on page 12 of this report.

              27 Financial data schedule for the year ended September 30, 2000 on page 15 of this report.



14(b) REPORTS ON FORM 8-K
We did not file a report on Form 8-K during the fourth quarter of fiscal year 2000.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated November 14, 2000 incorporated by reference in this Form 10-K, into Woodhead Industries, Inc.'s previously filed Registration Statement File No. 333-26379.



Arthur Andersen LLP

Chicago, Illinois
December 22, 2000

SIGNATURES


Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.


WOODHEAD INDUSTRIES, INC.


Date: December 22, 2000



BY: /s/ Robert H. Fisher                          BY:  /s/ Joseph P. Nogal
---------------------------                       ------------------------------
Robert H. Fisher                                  Joseph P. Nogal
Vice President, Finance and C.F.O.                Vice President,
(Principal Financial Officer)                     Treasurer/Controller
                                                  (Principal Accounting Officer)


Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                     Date
---------                         -----                     ----


/s/ C. Mark DeWinter              Chairman and C.E.O.       12-14-00
---------------------------
C. Mark DeWinter


/s/ Philippe Lemaitre             President and C.O.O.      12-14-00
---------------------------
Philippe Lemaitre


/s/ Ann F. Hackett                Director                  12-14-00
---------------------------
Ann F. Hackett


/s/ Linda Y. C. Lim               Director                  12-14-00
---------------------------
Linda Y. C. Lim, Ph.D.


/s/ Dale A. Miller                Director                  12-14-00
---------------------------
Dale A. Miller


/s/ Sarilee K. Norton             Director                  12-14-00
---------------------------
Sarilee K. Norton