Form 10-Q
period 2000-12-30
WOODHEAD INDUSTRIES INC
filed 2001-01-30
CIK 108215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarterly period ended 12/30/2000
                                                   ----------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________


                          Commission File Number 0-5971
                                                 ------

                            WOODHEAD INDUSTRIES, INC
                            -------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                             36-1982580
        --------------------------           ----------------------------
       (State or other jurisdiction                 (IRS Employer
     of incorporation or organization)            Identification No.)


  THREE PARKWAY NORTH #550, Deerfield, IL               60015
  ---------------------------------------            ----------
  (Address of principal executive offices)           (Zip Code)


(Registrant's telephone number, including area code) (847)-236-9300
                                                     --------------


 -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

The number of common shares outstanding as of January 18, 2001 was 11,455,308.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS






Part I - FINANCIAL INFORMATION ............................................   3
   Item 1 - Financial Statements ..........................................   3
     Consolidated Balance Sheets ..........................................   3
     Consolidated Statements of Income ....................................   4
     Consolidated Statements of Cash Flows ................................   5
     Consolidated Statements of Comprehensive Income ......................   6
     Notes to Financial Statements ........................................   7
   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................  10
   Item 3 - Quantitative and Qualitative Disclosures about Market Risk ....  13
PART II - OTHER INFORMATION ...............................................  13
   Item 1 - Legal Proceedings .............................................  13
   Item 6 - Exhibits and Reports on Form 8-K ..............................  14
SIGNATURES ................................................................  14
Exhibit 27 - Financial Data Schedule ......................................  15

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 30, 2000 and September 30, 2000
(Amounts in Thousands)

                                                             (Unaudited)
                                                              12/30/00       9/30/00
-------------------------------------------------------------------------------------
 ASSETS
 Current Assets:
   Cash and short-term investments                           $   9,008     $   8,702
   Accounts receivable                                          32,368        32,947
   Inventories                                                  24,159        22,843
   Prepaid expenses                                              3,178         3,081
   Refundable income taxes                                         387           570
   Deferred income taxes                                         3,623         3,623
-------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                           72,723        71,766
 Property, plant and equipment, net                             61,388        60,438
 Goodwill, net                                                  22,312        21,368
 Deferred income taxes                                           3,184         3,179
 Other assets                                                    4,880         5,708
-------------------------------------------------------------------------------------
 TOTAL ASSETS                                                $ 164,487     $ 162,459
-------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities:
   Accounts payable                                          $   8,045     $   8,896
   Accrued expenses                                             13,811        16,417
   Income taxes payable                                          1,597           143
-------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                      23,453        25,456
 Long-term debt                                                 45,000        45,000
 Deferred income taxes                                           1,602         1,418
 Other liabilities                                               2,632         2,625
-------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                              72,687        74,499

 STOCKHOLDERS' INVESTMENT:
   Common stock at par (shares issued:  11,454 at 12/30/00
    and 11,418 at 9/30/00)                                      11,454        11,418
   Additional paid-in capital                                   12,798        12,360
   Deferred stock compensation                                    (318)         (241)
   Accumulated other comprehensive income                       (5,649)       (7,047)
   Retained earnings                                            73,515        71,470
-------------------------------------------------------------------------------------
      Total stockholders' investment                            91,800        87,960
-------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $ 164,487     $ 162,459
-------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months ended December 30, 2000 and January 1, 2000
(Amounts in Thousands, except per share data, unaudited)

                                                           Three Months Ended
                                                          --------------------
                                                          12/30/00    01/01/00
--------------------------------------------------------------------------------

Net sales                                                 $ 47,726    $ 43,312
   Cost of sales                                            28,100      24,867
   -----------------------------------------------------------------------------
   Gross profit                                             19,626      18,445

Operating Expenses                                          13,821      13,423
--------------------------------------------------------------------------------
Income from operations                                       5,805       5,022

   Interest expense                                            764         818
   Interest income                                            (127)        (10)
   Other expense, net                                          284          25
--------------------------------------------------------------------------------
Income before income taxes                                   4,884       4,189

Provision for income taxes                                   1,808       1,530
--------------------------------------------------------------------------------
Net income                                                $  3,076    $  2,659
--------------------------------------------------------------------------------

Earnings per share
   Basic                                                  $   0.27    $   0.24
   Diluted                                                $   0.26    $   0.23

Weighted average Number of Shares outstanding
   Basic                                                    11,432      11,290
   Diluted                                                  11,911      11,548
--------------------------------------------------------------------------------

Dividends per Share                                       $   0.09    $   0.09
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended December 30, 2000 and January 1, 2000
(Amounts in Thousands, unaudited)

                                                               Three Months ended
                                                            ----------------------
                                                              12/30/00    01/01/00
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income for the period                                 $ 3,076     $ 2,659
    Adjustments to reconcile net income to net
          cash flows from operating activities:
    Depreciation and amortization                               2,520       2,620
    (Increase) Decrease in:
          Accounts receivable                                   1,174        (262)
          Inventories                                            (981)     (1,417)
          Prepaid expenses                                        (66)       (161)
          Deferred income taxes and other assets                   95         118
    (Decrease) Increase in:
          Accounts payable                                       (980)       (839)
          Accrued expenses                                     (2,839)       (534)
          Income taxes payable                                  1,428         686
          Deferred income taxes and other liabilities               1          87
----------------------------------------------------------------------------------
Net cash flows provided by operating activities                 3,428       2,957
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant & equipment                   (2,667)     (1,641)
    Dispositions of property, plant & equipment                     7         719
    Investment in Symphony Systems                                  -      (1,925)
----------------------------------------------------------------------------------
Net cash used for investing activities                         (2,660)     (2,847)
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in short-term debt                                     -        (125)
    Decrease in long-term debt                                      -        (445)
    Sales of stock                                                397         430
    Dividend payments                                          (1,029)     (1,018)
----------------------------------------------------------------------------------
Net cash used for financing activities                           (632)     (1,158)
----------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                          170         460
----------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS        306        (588)

    Cash and short-term investments at beginning of period      8,702       1,425
    Cash and short-term investments at end of period          $ 9,008     $   837
----------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
    Interest                                                  $     6     $    53
    Income taxes                                              $   181     $   661

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months ended December 30, 2000 and January 1, 2000
(Amounts in Thousands, unaudited)


                                                             Three Months Ended
                                                           ---------------------
                                                           12/30/00    01/01/00
--------------------------------------------------------------------------------

Net Income                                                 $  3,076    $  2,659
Other comprehensive income:
      Accumulated foreign currency translation                1,266        (894)
          adjustment, before tax
      Unrealized gain on cash flow hedging instrument           132           -

      Income tax (expense) benefit related to                     -           -
          other comprehensive income
--------------------------------------------------------------------------------
Comprehensive income, net of tax                           $  4,474    $  1,765
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Amounts in Thousands, except per share data, unaudited)


     1.   BASIS OF PRESENTATION

In our opinion, the accompanying balance sheets and related interim statements of income, cash flows, and comprehensive income include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with U.S. Generally Accepted Accounting Principles. In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Among others, we use estimates when accounting for depreciation, amortization, employee benefits, asset valuation allowances, and loss contingencies. We are also subject to risks and uncertainties that may cause actual results to differ from those estimates. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and financial statements and notes thereto included in the Woodhead Industries, Inc. 2000 Form10-K.


     2.   INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                   (Unaudited)
                                                    12/30/00        9/30/00
---------------------------------------------------------------------------

Inventories valued using FIFO                      $  14,851     $  13,956
                                                   -----------------------
Inventories valued using LIFO:
    At FIFO cost                                      13,797        13,373
    Less: Reserve to reduce to LIFO                   (4,489)       (4,486)
                                                   -----------------------
LIFO Inventories                                       9,308         8,887
---------------------------------------------------------------------------
Total Inventories                                     24,159        22,843
---------------------------------------------------------------------------

Inventory composition using FIFO
    Raw materials                                     18,232        17,393
    Work-in-process and finished goods                10,416         9,936
---------------------------------------------------------------------------
Total Inventories at FIFO                          $  28,648     $  27,329
---------------------------------------------------------------------------



     3.   PROPERTY, PLANT AND EQUIPMENT
                                                   (Unaudited)
                                                    12/30/00       9/30/00
---------------------------------------------------------------------------

Property, plant and equipment, at cost             $ 127,264     $ 123,835
 Less: Accumulated depreciation and amortization     (65,876)      (63,397)
---------------------------------------------------------------------------
 Property, plant and equipment, net                $  61,388     $  60,438
---------------------------------------------------------------------------

     4.   EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                       Three Months Ended
                                                  ----------------------------
                                                   12/30/00          01/01/00
------------------------------------------------------------------------------

Net Income                                         $  3,076          $  2,659
Earnings per share
     Basic                                         $   0.27          $   0.24
     Diluted                                       $   0.26          $   0.23
------------------------------------------------------------------------------

Weighted-average number of shares outstanding        11,432            11,290
Dilutive common stock options                           479               258
                                                  ----------------------------
Weighted-average number of shares outstanding
 plus dilutive common stock options                  11,911            11,548
------------------------------------------------------------------------------



     5.   COMMON STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,454,000 and 11,418,000 on December 30, 2000, and September 30, 2000, respectively.

     6.   SEGMENT AND GEOGRAPHIC DATA


Sales between segments were not significant. Sales in geographic areas were determined by location of shipping facility. No single customer accounted for 10 percent or more of our total revenue. Sales in foreign countries, other than Canada, did not meet minimum disclosure requirements. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments or geographic areas. Both segments share certain production facilities, and related property, plant, and equipment (PP&E), as well as capital additions and depreciation were allocated based on physical production. Corporate assets were primarily investments in subsidiaries and cash.

A. Segment data

                                  Net Sales            Income from Operations
                            --------------------       ----------------------
                             Three Months Ended          Three Months Ended
                            --------------------       ----------------------
                            12/30/00    01/01/00        12/30/00    01/01/00
                            --------------------       ----------------------

 Connectivity               $ 31,397     $27,382           4,123       2,909

 Electrical                   16,329      15,930           1,946       2,619

 Corporate and other                                        (264)       (506)
------------------------------------------------       ----------------------
 Total                      $ 47,726     $43,312           5,805       5,022
------------------------------------------------       ----------------------

                                                    Additions to PP&E      Depreciation and Amortization
                                                    -------------------    -----------------------------
                            Total Assets            Three Months Ended          Three Months Ended
                        -----------------------------------------------    -----------------------------
                         12/30/00     09/30/00     12/30/00    01/01/00       12/30/00     01/01/00
                        -----------------------------------------------    -----------------------------
 Connectivity           $ 119,866    $ 116,013    $   1,850    $  1,104      $   1,837    $   1,907

 Electrical                34,844       33,837          803         504            619          670

 Corporate and other        9,777       12,609           14          33             64           43
-----------------------------------------------------------------------    -----------------------------
 Total                  $ 164,487    $ 162,459    $   2,667   $   1,641      $   2,520    $   2,620
-----------------------------------------------------------------------    -----------------------------

                                                           Three Months Ended
--------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income    12/30/00    01/01/00
--------------------------------------------------------------------------------
 Income from operations                                    $  5,805    $  5,022

 Less: Interest income (expense), net                          (637)       (808)

       Other income (expense), net                             (284)        (25)

       Income taxes                                          (1,808)     (1,530)
--------------------------------------------------------------------------------
 Net Income                                                $  3,076    $  2,659
--------------------------------------------------------------------------------



B. Geographic data

                               Net Sales
                         ----------------------          ----------------------
                           Three Months Ended                  Total Assets
                         ----------------------          ----------------------
                         12/30/00      01/01/00          12/30/00      09/30/00
-----------------------------------------------          ----------------------
United States            $ 29,630      $ 25,683          $ 72,446      $ 72,442
Canada                      6,550         5,895            36,947        37,981
Italy                                                      30,922        29,138
All other countries        11,546        11,734            24,172        22,898
-----------------------------------------------          ----------------------
Total                    $ 47,726      $ 43,312          $164,487      $162,459
-----------------------------------------------          ----------------------

                         Part I - FINANCIAL INFORMATION
      Item 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


OVERVIEW

We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control market with connectivity solutions and specialty electrical products. Through our Industrial Communications and Connectivity Segment (Connectivity Segment, or Connectivity) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprised of four recognized industry-leading brands: SST(TM), Brad Harrison(R), mPm(TM), and our new Ethernet addition, RJ Lnxx(TM), make us the premier supplier of application-specific connectivity solutions. Our Electrical Safety & Specialty Segment (Electrical Segment, or Electrical) manufactures highly customized products to support enhanced safety and productivity on the factory floor. We sell our products to stocking distributors, original equipment manufacturers (OEM) and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.

We have operations in nine countries outside the United Sates, and fluctuations in foreign currency exchange rates can significantly impact our results of operations and financial condition.


FIRST QUARTER 2001 RESULTS COMPARED WITH FIRST QUARTER 2000 RESULTS

SALES
Our sales growth quarter over quarter of 10% was driven primarily by new products introduced during the last three years in our Connectivity segment, which accounted for $9.2 million in the first quarter of fiscal year 2001 and compare favorably to the $5.2 million recorded last year. The weakening economy negatively impacted sales in some of our legacy products in the quarter just ended. Sales in our Connectivity Segment grew 16%, while Electrical sales grew by 3%. Measured in constant 2000 Dollars, overall sales growth was 15%. Overall volumes and product-mix grew by 15% while selling prices declined by less than 1%, primarily due to competitive pressure.

SALES BY REGION
In the United States, sales were $29.6 million in the first quarter of fiscal 2001 and $25.7 million last year. New products introduced during the last three years primarily drove this growth. We recorded approximately 31% and 36% of our revenue in foreign currencies during the first quarters of fiscal 2001, and 2000, respectively. Since most of the product costs and operating expenses in our foreign subsidiaries also are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.

BACKLOG
The increase in unfilled orders was consistent with our sales growth and stood at $18.9 million at the end of this quarter as compared to $16.6 million a year ago. Connectivity products accounted for the majority of the increase and the absolute level of backlog.

GROSS PROFIT
Gross profit as a percent of sales was 41.1% in the first quarter of fiscal 2001 and 42.6% last year. The lower gross margin was caused primarily by a change in the sales mix in the Electrical Segment to industrial workstations and wire-mesh grips, which carry lower profit margins than other product offerings within the Electrical Segment.

OPERATING EXPENSES
Operating expenses were 29.0% of sales, and compared favorably to last year's 31.0%, as expenses were controlled and increased only 3.0% year over year. As a result, income from operations grew to 12.2% of sales, an increase over last year's figure of 11.6%.

SEGMENT OPERATING INCOME
Income from operations was $4.1 million for the Connectivity Segment, a 42% jump, and $1.9 million for Electrical, a 26% decline. Within the Connectivity Segment, SST delivered improved financial results after becoming accretive in the fourth quarter of fiscal year 2000. The decline in profitability in the Electrical Segment was due primarily to the change in sales mix, lower levels of productivity, and increased operating expenses. Measured in constant 2000 Dollars total operating income growth was 22% in the first quarter compared to the same period last year.

NET INCOME
Despite weak economic conditions in the U.S. manufacturing market during the first quarter of fiscal year 2001 net income increased 16% as compared to the first quarter of the prior fiscal year to $3.0 million from $2.7 million. The effective tax rate in the first quarter of this year was 37.0% compared to 36.5% for the same period last year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We continue to invest in property and equipment, including new machinery, computer systems and facilities. On October 10, 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to keep pace with the growing demand for our Industrial Communications and Connectivity products. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This investment will require approximately $6.5 million of cash in fiscal 2001, which will be financed through cash on-hand.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2001.

At December 30, 2000 we had $45 million of long-term debt outstanding, and we had unused credit facilities that provide for borrowings of up to $25 million.


CONTINGENT LIABILITIES AND ENVIRONMENTAL MATTERS
Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. For additional details on the environmental exposure, see PART II
- OTHER INFORMATION: ITEM 1 - LEGAL PROCEEDINGS.


FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information, so that investors can better understand a company's future prospects, and make informed investment decisions. This report on Form 10-Q and other written and oral statements that we make from time to time contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements set out anticipated results based on management's plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "estimate", "expect", "plan", "believe", and words and terms of similar substance, in connection with any discussion of future operating or financial performance.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties, and inaccurate assumptions. In particular, such risks include future actions, prospective products, future performance or results of current or anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, general economic and business conditions, and competition.

International-based revenues and substantial international assets result in our exposure to currency exchange rate fluctuations. A new European currency, the Euro, was introduced in January 1999 to replace the separate currencies of eleven individual countries. We continue to evaluate the economic and operational impact of the Euro, including its impact on competition, pricing, and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen and corrected, or that no material disruption will occur in our businesses.

Growth in costs and expenses, changes in product mix, and the impact of acquisitions, restructuring, divestitures and other unusual items, that could result from evolving business strategies, could affect future results. Changes in the U.S. tax code and the tax laws in other countries can affect our net earnings. Claims have been brought against us and our subsidiaries for various legal, environmental, and tax matters, and additional claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these contingencies.

Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

This discussion of potential risks and uncertainties is by no means complete but is designed to highlight important factors that may impact our outlook. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

                         Part I - FINANCIAL INFORMATION
       Item 3 - Quantitative and Qualitative Disclosures about Market Risk

In our global operating activities and in the normal course of our business, we are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize those risks through our regular operating activities and, when deemed appropriate, through the use of derivative financial instruments. We use financial instruments to selectively hedge our foreign currency risk and do not use financial instruments for speculative purposes. We base the fair value of our long-term debt on market, or dealer quotes. We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement.

On October 2, 2000, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption of the standard to recognize our derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. We recorded a transition adjustment of approximately $0.1 million in Accumulated Other Comprehensive Income to recognize deferred net gains on derivatives designated as cash flow hedges and a net increase in net assets of approximately $0.1 million during the period just ended. Adoption of SFAS 133 and related pronouncements did not have a material effect on our Cash Fows, Results of Operations or Financial Position.


                           PART II - OTHER INFORMATION
                           Item 1 - Legal Proceedings

We are subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, we have incurred, and expect to incur, assessment, remediation and related costs at one of our facilities. In 1991 we reported to state regulators a release at the site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. Our independent environmental consultant has been conducting an investigation of soil and groundwater at that site with oversight from the Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, we learned that a portion of the site had been used as a disposal area by the previous owners of the site. Our consultant has remediated the soils in this area but believes that it is a major source of contamination of groundwater, both on-site and off-site. In addition, the investigation of the site indicates that the groundwater contaminants have migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also continue to analyze remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ. We continue to investigate the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including possible evidence of past or current releases by others in the vicinity around our facility.

Our consultant estimates that a minimum of approximately $1.7 million of investigation and remediation expenses remain to be incurred, both on-site and off-site. We have a reserve for such purposes. We have filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. Also, we are evaluating similar claims against various insurers. Our consultant's cost estimate is based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions throughout the contamination area, changes in remediation technology and ongoing DEQ feedback. We are continuing to monitor the conditions at the site and will adjust our reserve if necessary. We may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect our net income for the period in which such costs are incurred. At this time, however, we cannot estimate the timing or potential magnitude of such costs, if any.



                           PART II - OTHER INFORMATION
                    Item 6 - Exhibits and Reports on Form 8-K


     A.   Exhibits
           (27) Financial Data Schedule for the Quarter ended December 30, 2000 on page 16 of this report.

     B.   Reports on Form 8-K
          We did not file a report on Form 8-K during the first quarter of Fiscal 2001.



SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: January 30, 2001



BY: /s/ Robert H. Fisher                          BY: /s/ Joseph P. Nogal
---------------------------------                 ------------------------------
Robert H. Fisher                                  Joseph P. Nogal
Vice President, Finance and C.F.O.                Vice President,
(Principal Financial Officer)                     Treasurer/Controller
                                                  (Principal Accounting Officer)