Form 10-Q
period 2001-03-31
WOODHEAD INDUSTRIES INC
filed 2001-05-15
CIK 108215

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended 3/31/2001
                                                   ---------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________


                          Commission File Number 0-5971
                                                 ------

                            WOODHEAD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              36-1982580
          ---------                                          -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


THREE PARKWAY NORTH #550, Deerfield, IL                            60015
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


       (Registrant's telephone number, including area code) (847)-236-9300
                                                            --------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_     No ___.

The number of common shares outstanding as of April 30, 2001 was 11,476,124.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS






Part I - FINANCIAL INFORMATION________________________________________________3
   Item 1 - Financial Statements______________________________________________3
     Consolidated Balance Sheets______________________________________________3
     Consolidated Statements of Income________________________________________4
     Consolidated Statements of Cash Flows____________________________________5
     Consolidated Statements of Comprehensive Income__________________________6 Notes to Financial Statements____________________________________________7
   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations______________________________12
   Item 3 - Quantitative and Qualitative Disclosures about
            Market Risk______________________________________________________15
PART II - OTHER INFORMATION__________________________________________________15
   Item 1 - Legal Proceedings________________________________________________15
   Item 4 - Submission of matters to a vote of security holders______________16
   Item 6 - Exhibits and Reports on Form 8-K_________________________________16

SIGNATURES___________________________________________________________________17
Exhibit 20 - Form 8-K________________________________________________________18

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2001 and September 30, 2000
(Amounts in Thousands)

                                                    (Unaudited)
                                                      3/31/01        9/30/00
--------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and short-term investments                   $   5,943     $   8,702
  Accounts receivable                                  34,545        32,947
  Inventories                                          24,932        22,843
  Prepaid expenses                                      3,228         3,081
  Refundable income taxes                                 818           570
  Deferred income taxes                                 3,623         3,623
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   73,089        71,766
Property, plant and equipment, net                     60,578        60,438
Goodwill, net                                          32,111        21,368
Deferred income taxes                                   3,031         3,179
Other assets                                            6,613         5,708
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 175,422     $ 162,459
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                  $  10,510     $   8,896
  Accrued expenses                                     13,297        16,417
  Income taxes payable                                  1,789           143
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              25,596        25,456
Long-term debt                                         55,509        45,000
Deferred income taxes                                   1,711         1,418
Other liabilities                                       2,503         2,625
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                      85,319        74,499

STOCKHOLDERS' INVESTMENT:
  Common stock at par (shares issued:  11,463 at
   03/31/01 and 11,418 at 9/30/00)                     11,463        11,418
  Additional paid-in capital                           13,030        12,360
  Deferred stock compensation                            (391)         (241)
  Accumulated other comprehensive income               (9,899)       (7,047)
  Retained earnings                                    75,900        71,470
--------------------------------------------------------------------------------
     Total stockholders' investment                    90,103        87,960
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT      $ 175,422     $ 162,459
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Six Months ended March 31, 2001 and April 1, 2000 (Amounts in Thousands, except per share data, unaudited)

                                                     Three Months Ended             Six Months Ended
                                                   -----------------------       -----------------------
                                                   03/31/01       04/01/00       03/31/01       04/01/00
--------------------------------------------------------------------------       -----------------------
Net sales                                          $ 51,039       $ 51,319       $ 98,765       $ 94,631
    Cost of sales                                    30,092         28,921         58,192         53,788
    ----------------------------------------------------------------------       -----------------------
    Gross profit                                     20,947         22,398         40,573         40,843

Operating Expenses                                   14,586         15,653         28,407         29,076
Income from operations                                6,361          6,745         12,166         11,767

    Interest expense                                    887            760          1,651          1,578
    Interest income                                     (68)           (51)          (195)           (61)
    Other expense, net                                   59            329            343            354
--------------------------------------------------------------------------       -----------------------
Income before income taxes                            5,483          5,707         10,367          9,896

Provision for income taxes                            2,067          2,170          3,875          3,700
--------------------------------------------------------------------------       -----------------------
Net income                                         $  3,416       $  3,537       $  6,492       $  6,196
--------------------------------------------------------------------------       -----------------------

Earnings per share
    Basic                                          $   0.30       $   0.31       $   0.57       $   0.55
    Diluted                                        $   0.29       $   0.30       $   0.55       $   0.53

Weighted average Number of Shares outstanding
    Basic                                            11,459         11,324         11,444         11,307
    Diluted                                          11,841         11,760         11,876         11,743
--------------------------------------------------------------------------       -----------------------

Dividends per Share                                $   0.09       $   0.09       $   0.18       $   0.18
--------------------------------------------------------------------------       -----------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended March 31, 2001 and April 1, 2000 (Amounts in Thousands, unaudited)

                                                                      Six Months Ended
                                                                  -----------------------
                                                                  03/31/01       04/01/00
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the period                                    $  6,492       $  6,196
     Adjustments to reconcile net income to net
          cash flows from operating activities:
     Depreciation and amortization                                   5,182          5,269
     (Increase) Decrease in:
          Accounts receivable                                         (280)        (6,014)
          Inventories                                               (1,319)          (934)
          Prepaid expenses                                             (34)          (266)
          Deferred income taxes and other assets                       145            829
     (Decrease) Increase in:
          Accounts payable                                             518            (61)
          Accrued expenses                                          (3,573)         1,308
          Income taxes payable                                       1,619           (879)
          Deferred income taxes and other liabilities                  143            136
          Tax benefit from employee stock options                      107            392
-----------------------------------------------------------------------------------------
Net cash flows provided by operating activities                      9,000          5,976
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant & equipment                       (4,880)        (3,672)
     Dispositions of property, plant & equipment                         8            752
     Investment in Applicom (less cash acquired)                   (14,655)            --
     Investment in Symphony Systems                                     --         (1,925)
-----------------------------------------------------------------------------------------
Net cash used for investing activities                             (19,527)        (4,845)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term debt                                        --          2,677
     (Decrease) Increase in long-term debt                           9,500         (2,659)
     Sales of stock                                                    458            206
     Dividend payments                                              (2,060)        (2,036)
-----------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                 7,898         (1,812)
-----------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                              (130)           395
-----------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                     (2,759)          (286)

     Cash and short-term investments at beginning of period          8,702          1,425
     Cash and short-term investments at end of period             $  5,943       $  1,139
-----------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA Cash paid during the period for:
     Interest                                                     $  1,565       $  1,620
     Income taxes                                                 $  1,803       $  4,228

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Six Months ended March 31, 2001 and April 1, 2000 (Amounts in Thousands, unaudited)

                                                             Three Months Ended           Six Months Ended
                                                           ----------------------      ----------------------
                                                           03/31/01      04/01/00      03/31/01      04/01/00
---------------------------------------------------------------------------------      ----------------------
Net Income                                                 $ 3,416       $ 3,537       $ 6,492       $ 6,196
Other comprehensive income:
      Accumulated foreign currency translation
          adjustment, before tax                            (4,568)       (1,121)       (3,302)       (2,015)
      Unrealized gain on cash flow hedging instrument          318            --           450            --

      Income tax (expense) benefit related to                   --            --            --            --
          other comprehensive income
---------------------------------------------------------------------------------      ----------------------
Comprehensive income, net of tax                           $  (834)      $ 2,416       $ 3,640       $ 4,181
---------------------------------------------------------------------------------      ----------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Amounts in Thousands, except per share data, unaudited)


   1. BASIS OF PRESENTATION

In our opinion, the accompanying balance sheets and related interim statements of income, cash flows, and comprehensive income include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with U.S. Generally Accepted Accounting Principles. In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Among others, we use estimates when accounting for depreciation, amortization, employee benefits, asset valuation allowances, and loss contingencies. We are also subject to risks and uncertainties that may cause actual results to differ from those estimates. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2000 Form 10-K.


   2. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                           (Unaudited)
                                             3/31/01        9/30/00
-------------------------------------------------------------------
Inventories valued using FIFO               $ 16,319       $ 13,956
                                            -----------------------
Inventories valued using LIFO:
    At FIFO cost                              13,105         13,373
    Less: Reserve to reduce to LIFO           (4,492)        (4,486)
                                            -----------------------
LIFO Inventories                               8,613          8,887
-------------------------------------------------------------------
Total Inventories                             24,932         22,843
-------------------------------------------------------------------

Inventory composition using FIFO
    Raw materials                             18,726         17,393
    Work-in-process and finished goods        10,698          9,936
-------------------------------------------------------------------
Total Inventories at FIFO                   $ 29,424       $ 27,329
-------------------------------------------------------------------



   3. PROPERTY, PLANT AND EQUIPMENT

                                                     (Unaudited)
                                                       3/31/01         9/30/00
-------------------------------------------------------------------------------
Property, plant and equipment, at cost                $ 127,788       $ 123,835
 Less: Accumulated depreciation and amortization        (67,210)        (63,397)
-------------------------------------------------------------------------------
 Property, plant and equipment, net                   $  60,578       $  60,438
-------------------------------------------------------------------------------

   4. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                    Three Months Ended         Six Months Ended
                                                  ---------------------     ---------------------
                                                  03/31/01     04/01/00     03/31/01     04/01/00
-----------------------------------------------------------------------     ---------------------
Net Income                                         $ 3,416      $ 3,537      $ 6,492      $ 6,196
Earnings per share
     Basic                                         $  0.30      $  0.31      $  0.57      $  0.55
     Diluted                                       $  0.29      $  0.30      $  0.55      $  0.53
-----------------------------------------------------------------------      --------------------

Weighted-average number of shares outstanding       11,459       11,324       11,444       11,307
Dilutive common stock options                          382          436          432          436
                                                  ---------------------     ---------------------
Weighted-average number of shares outstanding
 plus dilutive common stock options                 11,841       11,760       11,876       11,743
-----------------------------------------------------------------------     ---------------------


5.       COMMON STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,463,000 and 11,418,000 on March 31, 2001, and September 30, 2000, respectively.

   6. SEGMENT AND GEOGRAPHIC DATA


Sales between segments were not significant. Sales in geographic areas were determined by location of shipping facility. No single customer accounted for 10 percent or more of our total revenue. Sales in foreign countries, other than Canada, did not meet minimum disclosure requirements. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments. Both segments share certain production facilities and related property, plant, and equipment (PP&E), as well as capital additions and depreciation, were allocated based on production. Corporate assets were primarily investments in subsidiaries, intercompany accounts, and cash.

THREE MONTHS
(Amounts in Thousands, unaudited)
A.       Segment data

                                       Net Sales                                          Income from Operations
                              -------------------------                                  -------------------------
                                   Three Months Ended                                       Three Months Ended
                              -------------------------                                  -------------------------
                               3/31/2001       4/1/2000                                   3/31/2001       4/1/2000
                              -------------------------                                  -------------------------
Connectivity                  $   34,564     $   32,834                                  $    4,606     $    4,385
Electrical                        16,475         18,485                                       1,875          3,407
Corporate and other                                                                            (120)        (1,047)
-------------------------------------------------------                                  -------------------------
Total                         $   51,039     $   51,319                                  $    6,361     $    6,745
-------------------------------------------------------                                  -------------------------


                                                               Additions to PP&E              Depreciation and
                                                           -------------------------            Amortization
                                    Total Assets               Three Months Ended            Three Months Ended
                              ------------------------------------------------------     -------------------------
                               3/31/2001      9/30/2000     3/31/2001       4/1/2000      3/31/2001       4/1/2000
                              ------------------------------------------------------     -------------------------
Connectivity                  $  138,616     $  116,013     $   1,017     $    1,040          1,974     $    1,901
Electrical                        37,100         33,837         1,186            761            624            694
Corporate and other                 (294)        12,609            10            230             64             54
------------------------------------------------------------------------------------     -------------------------
Total                         $  175,422     $  162,459     $   2,213     $    2,031          2,662     $    2,649
------------------------------------------------------------------------------------     -------------------------


                                                            Three Months Ended
--------------------------------------------------------------------------------
Reconciliation of Income from Operations to Net Income     3/31/2001    4/1/2000
--------------------------------------------------------------------------------
Income from operations                                       $ 6,361    $ 6,745
Less: Interest income (expense), net                            (819)      (709)
        Other income (expense), net                              (59)      (329)
        Income taxes                                          (2,067)    (2,170)
--------------------------------------------------------------------------------
Net Income                                                   $ 3,416    $ 3,537
--------------------------------------------------------------------------------


   B. Geographic data

                                 Net Sales
                         -------------------------
                            Three Months Ended                Total Assets
                         -------------------------      ------------------------
                          3/31/2001       4/1/2000      3/31/2001      9/30/2000
                         -------------------------      ------------------------
United States            $   30,544     $   31,792     $   66,836     $   72,442
Canada                        6,416          6,689         34,895         37,981
Italy                                                      29,248         29,138
All other countries          14,079         12,838         44,443         22,898
--------------------------------------------------------------------------------
Total                    $   51,039     $   51,319     $  175,422     $  162,459
--------------------------------------------------------------------------------

SIX MONTHS
(Amounts in Thousands, unaudited)
A. Segment data

                                       Net Sales                                          Income from Operations
                              -------------------------                                  -------------------------
                                   Six Months Ended                                           Six Months Ended
                              -------------------------                                  -------------------------
                               3/31/2001       4/1/2000                                   3/31/2001       4/1/2000
                              -------------------------                                  -------------------------

 Connectivity                 $   65,961     $   60,217                                   $   8,729      $   7,294
 Electrical                       32,804         34,415                                       3,821          6,026
 Corporate and other                                                                           (384         (1,553)
----------------------------------------------------------------                          ------------------------
 Total                        $   98,765     $   94,631                                   $  12,166      $  11,767
----------------------------------------------------------------                          ------------------------

                                                               Additions to PP&E              Depreciation and
                                                           -------------------------            Amortization
                                    Total Assets                Six Months Ended             Six Months Ended
                              ------------------------------------------------------     -------------------------
                               3/31/2001      9/30/2000     3/31/2001       4/1/2000      3/31/2001       4/1/2000
                              ------------------------------------------------------     -------------------------
 Connectivity                  $ 138,616      $ 116,013     $   2,867       $  2,144      $   3,811      $   3,808
 Electrical                       37,100         33,837         1,989          1,265          1,243          1,364
 Corporate and other                (294)        12,609            24            263            128             97
------------------------------------------------------------------------------------     -------------------------
 Total                         $ 175,422      $ 162,459     $   4,880       $  3,672      $   5,182      $   5,269
------------------------------------------------------------------------------------     -------------------------


                                                                                          ------------------------
                                                                                             Six Months Ended
------------------------------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income                                   3/31/2001       4/1/2000
------------------------------------------------------------------------------------------------------------------
 Income from operations                                                                   $  12,167     $   11,767
 Less: Interest income (expense), net                                                        (1,456)        (1,517)
         Other income (expense), net                                                           (344)          (354)
         Income taxes                                                                        (3,875)        (3,700)
------------------------------------------------------------------------------------------------------------------
 Net Income                                                                               $   6,492     $    6,196
------------------------------------------------------------------------------------------------------------------



B. Geographic data
                                       Net Sales
                               ------------------------
                                    Six Months Ended                                             Total Assets
                               ------------------------                                   ------------------------
                               3/31/2001      4/1/2000                                    3/31/2001      9/30/2000
                               ------------------------                                   ------------------------
 United States                 $  60,174      $  57,475                                   $  66,836      $  72,442
 Canada                           12,966         12,585                                      34,895         37,981
 Italy                                                                                       29,248         29,138
 All other countries              25,625         24,571                                      44,443         22,898
-------------------------------------------------------                               ----------------------------
 Total                         $  98,765      $  94,631                                    $175,422      $ 162,459
-------------------------------------------------------                               ----------------------------




7.   Acquisition in the second quarter of fiscal year 2001

     On February 2, 2001 we acquired Applicom International S.A. for $15.6 million and in accordance with APB 16 applied the purchase method of accounting. Located in Normandy, France, Applicom produces software, interface cards and related products that provide communication connections in industrial automation systems. Additional Applicom operations are in Italy, Germany and the United States. We classified as goodwill the difference between the purchase price and our current estimate of the fair value of net assets acquired. We included the financial results of this business in our consolidated financial statements from the date of acquisition.

     As a result of applying the purchase method of accounting we recorded $11.5 million of goodwill as of March 31, 2001, which we are amortizing over a period of 20 years. At the time of this report all valuations and required management decisions to finalize the purchase accounting entries were not completed (valuation of property and software technology) and therefore, the amount attributable to goodwill is preliminary. We financed the transaction with cash on hand and borrowings through our line of credit.

     Our fiscal second quarter 2001 includes two months of Applicom operations. The following unaudited pro forma consolidated results do not necessarily reflect actual results which would have occurred if the acquisition had taken place at the beginning of the earliest period presented or as of the date indicated, nor are they necessarily indicative of the results of future combined operations. The table below shows unaudited pro forma information of combined results of Woodhead and Applicom as if the acquisition had occurred as of the first day of fiscal year 2000 and 2001, including the effects of purchase accounting adjustments:

     (Amounts in Thousands, except per share data, unaudited)

                                        Three Months ended              Six Months Ended
                                      ---------------------          ----------------------
                                      3/31/01        4/1/00           3/31/01        4/1/00
                                      ---------------------          ----------------------
Net Sales                             $51,598      $ 53,193          $101,177      $ 98,643
Net Income                              3,367         3,589             6,079         6,301
Earnings per share
Basic                                    0.29          0.32              0.53          0.56
Diluted                               $  0.28      $   0.31          $   0.51      $   0.54


                         Part I - FINANCIAL INFORMATION
      Item 2 - Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



OVERVIEW

We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control market with connectivity solutions and specialty electrical products. Through our Industrial Communications and Connectivity Segment (Connectivity Segment, or Connectivity) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprised of six recognized industry-leading brands: SST(TM), Brad Harrison(R), mPm(TM), RJ Lnxx(TM), and Applicom(R), Net Alert(TM), make us the premier supplier of application-specific connectivity solutions. Our Electrical Safety & Specialty Segment (Electrical Segment, or Electrical) manufactures highly customized products to support enhanced safety and productivity on the factory floor. We sell our products to stocking distributors, original equipment manufacturers (OEM) and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.

We have operations in nine countries outside the United Sates, and fluctuations in foreign currency exchange rates can significantly impact our results of operations and financial condition.


SECOND QUARTER FISCAL 2001 RESULTS COMPARED WITH SECOND QUARTER FISCAL 2000 RESULTS


SALES
Our sales declined by less than 1% year over year primarily due to adverse economic conditions. New products introduced during the last three years accounted for $13.6 million of revenue in the second quarter of fiscal year 2001 and compare favorably to the $8.4 million recorded last year. Sales in our Connectivity Segment grew 5%, while Electrical sales declined by 11%. Applicom International accounted for less than 3% of our total sales after joining Woodhead on February 2, 2001. Measured in constant 2000 Dollars, overall sales growth was 3%. Volume and product-mix accounted for the growth while selling prices remained flat.

SALES BY REGION
In the United States, sales were $30.5 million in the second quarter of fiscal 2001 and $31.8 million last year. Unfavorable economic conditions primarily drove this decline. We recorded approximately 35% and 33% of our revenue in foreign currencies during the second quarters of fiscal 2001 and 2000, respectively. Since most of the product costs and operating expenses in our foreign subsidiaries also are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.

BACKLOG
The backlog of unfilled orders stood at $20.0 million at the end of this quarter as compared to $17.3 million a year ago. Connectivity products accounted for the increase and the majority of the absolute level of backlog. Applicom International's backlog was not material.

GROSS PROFIT
Gross profit as a percent of sales was 41.0% in the first quarter of fiscal 2001 and 43.6% last year. The lower gross margin was caused primarily by a change in the sales mix in the Electrical Segment to industrial workstations and wire-mesh grips, which carry lower profit margins than other product offerings within the Electrical Segment, and lower capacity utilization in one of our plants.

OPERATING EXPENSES
Operating expenses, including expenses for Research and Development, were 28.6% of sales and compared favorably to last year's 30.5% as expenses were controlled and decreased 6.8% year over year.

SEGMENT OPERATING INCOME
Income from operations was $4.6 million for the Connectivity Segment, a 4.8% increase, and $1.9 million for Electrical, a 45% decline. Within the Connectivity Segment, SST delivered improved financial results after becoming accretive in the fourth quarter of fiscal year 2000. Applicom International was accretive to operating income during the first quarter within Woodhead. The decline in profitability in the Electrical Segment was due primarily to the change in sales mix and lower levels of productivity. Measured in constant 2000 Dollars, total operating income declined by less than 2% in the second quarter compared to the same period last year.

NET INCOME
Weak economic conditions in the U.S. manufacturing market during the second quarter of fiscal year 2001 was the predominant factor for the decline in net income to $3.4 million from $3.5 million last year. The effective tax rate in the second quarter of this year was 37.7% compared to 38.0 % for the same period last year.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We continue to invest in property and equipment, including new machinery, computer systems and facilities. On October 10, 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to keep pace with the growing demand for our Industrial Communications and Connectivity products. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This investment will require approximately $6.5 million of cash in fiscal 2001 and will be financed through cash internally generated by operations.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2001.

At March 31, 2001 we had $45 million of long-term debt outstanding and we were using $10.5 million of our credit facilities. We had unused credit facilities of $14.5 million.

Symphony Systems, a $1.9 million investment made in fiscal year 2000 and accounted for under the cost method, is currently in the process of obtaining additional financing. There can be no guarantee that Symphony Systems will be able to obtain such financing in a timely manner to continue operations.


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

On October 2, 2000, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption of the standard to recognize our derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. We recorded a transition adjustment of approximately $0.3 million in Accumulated Other Comprehensive Income to recognize deferred net gains on derivatives designated as cash flow hedges and a net increase in net assets of approximately $0.3 million during the three months just ended. Adoption of SFAS 133 and related pronouncements did not have a material effect on our Cash Flows, Results of Operations or Financial Position.


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



                            PART II OTHER INFORMATION
          Item 4 - Submission of matters to a vote of security holders

We held our Annual Meeting of Stockholders on January 26, 2001. The following proposals were adopted by the margins indicated:

1. To vote for the election of the following nominees to the Board of Directors:

                              For     Authority Withheld    Against    Abstain
                              ---     ------------------    -------    -------
Linda Y.C. Lim            10,610,727      206,552              0          0
Dale A. Miller            10,722,336      94,943               0          0
Alan L. Shaffer           10,739,555      77,724               0          0

Daniel T. Carroll, Charles W. Denny, Ann F. Hackett, Eugene P. Nesbeda, Sarilee
K. Norton, and Philippe Lemaitre continued their terms as directors after the Annual Meeting of Stockholders.


2. Ratification of appointment of Arthur Andersen LLP as Woodhead Industries, Inc.'s independent public accountants:

                  For        Authority Withheld    Against      Abstain
               ----------    ------------------    -------    -------------
               10,769,348             0             31,209       16,722


The number of broker non-votes for each matter voted above was 0.



                           PART II - OTHER INFORMATION
                    Item 6 - Exhibits and Reports on Form 8-K


A.       Exhibits

B.       Reports on Form 8-K
         On February 9, 2001 we filed a Report on Form 8-K, announcing the acquisition of Applicom International S.A. This report is incorporated by reference and filed as an exhibit to this report.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: May 15, 2001



BY: /s/ Robert H. Fisher                 BY: /s/ Joseph P. Nogal
------------------------------------     ---------------------------------------
Robert H. Fisher                         Joseph P. Nogal
Vice President, Finance and C.F.O.       Vice President,
(Principal Financial Officer)            Treasurer/Controller
                                         (Principal Accounting Officer)