Form 10-Q
period 2001-06-30
WOODHEAD INDUSTRIES INC
filed 2001-08-13
CIK 108215

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarterly period ended 6/30/2001
                                                   ---------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________


                          Commission File Number 0-5971
                                                 ------

                            WOODHEAD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    36-1982580
     -----------------                           -------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)


              THREE PARKWAY NORTH #550, Deerfield, IL       60015
              ---------------------------------------       -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

The number of common shares outstanding as of August 1, 2001 was 11,564,974.


================================================================================

                                TABLE OF CONTENTS



Part I - FINANCIAL INFORMATION_______________________________________________________________________________3
   Item 1 - Financial Statements_____________________________________________________________________________3
     Consolidated Balance Sheets_____________________________________________________________________________3
     Consolidated Statements of Income_______________________________________________________________________4
     Consolidated Statements of Cash Flows___________________________________________________________________5
     Consolidated Statements of Comprehensive Income_________________________________________________________6
     Notes to Financial Statements___________________________________________________________________________7
   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations___________12
   Item 3 - Quantitative and Qualitative Disclosures about Market Risk______________________________________15
PART II - OTHER INFORMATION_________________________________________________________________________________15
   Item 1 - Legal Proceedings_______________________________________________________________________________15
   Item 6 - Exhibits and Reports on Form 8-K________________________________________________________________16
SIGNATURES__________________________________________________________________________________________________17
Exhibit 27__________________________________________________________________________________________________18

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and September 30, 2000
(Amounts in Thousands)

                                                                    (Unaudited)
                                                                      6/30/01        9/30/00
---------------------------------------------------------------------------------------------

 ASSETS
 Current Assets:
   Cash and short-term investments                                  $    3,453     $    8,702
   Accounts receivable                                                  32,257         32,947
   Inventories                                                          24,807         22,843
   Prepaid expenses                                                      3,002          3,081
   Refundable income taxes                                               1,086            570
   Deferred income taxes                                                 3,623          3,623
---------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                   68,228         71,766
 Property, plant and equipment, net                                     63,576         60,438
 Goodwill, net                                                          28,602         21,368
 Deferred income taxes                                                   3,151          3,179
 Other assets                                                            7,302          5,708
---------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                       $  170,859     $  162,459
---------------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities:
   Accounts payable                                                 $    9,623     $    8,896
   Accrued expenses                                                     15,093         16,417
   Income taxes payable                                                    454            143
---------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                              25,170         25,456
 Long-term debt                                                         49,704         45,000
 Deferred income taxes                                                   1,743          1,418
 Other liabilities                                                       2,070          2,625
---------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                      78,687         74,499

 STOCKHOLDERS' INVESTMENT:
   Common stock at par (shares issued: 11,564 at 06/30/01
    and 11,418 at 9/30/00)                                              11,564         11,418
   Additional paid-in capital                                           13,709         12,360
   Deferred stock compensation                                            (401)          (241)
   Accumulated other comprehensive income                               (9,100)        (7,047)
   Retained earnings                                                    76,400         71,470
---------------------------------------------------------------------------------------------
      Total stockholders' investment                                    92,172         87,960
---------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $  170,859     $  162,459
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months and Nine Months ended June 30, 2001 and July 1, 2000 (Amounts in Thousands, except per share data, unaudited)

                                                  Three Months Ended               Nine Months Ended
                                              --------------------------       -------------------------
                                                   06/30/01       07/01/00       06/30/01       07/01/00
--------------------------------------------------------------------------------------------------------

Net sales                                        $   46,548     $   49,962     $  145,313     $  144,593
    Cost of sales                                    28,070         29,098         86,262         82,886
--------------------------------------------------------------------------------------------------------
    Gross profit                                     18,478         20,864         59,051         61,707

Operating Expenses                                   14,782         14,261         43,189         43,337
Income from operations                                3,696          6,603         15,862         18,370

    Interest expense                                    908            795          2,559          2,373
    Interest income                                     (44)           (53)          (239)          (113)
    Other expense, net                                  423            339            765            693
--------------------------------------------------------------------------------------------------------
Income before income taxes                            2,409          5,522         12,777         15,417

Provision for income taxes                              872          2,002          4,747          5,701
--------------------------------------------------------------------------------------------------------
Net income                                       $    1,537     $    3,520     $    8,030     $    9,716
--------------------------------------------------------------------------------------------------------

Earnings per share
    Basic                                        $     0.13     $     0.31     $     0.70     $     0.86
    Diluted                                      $     0.13     $     0.30     $     0.68     $     0.82

Weighted average Number of Shares outstanding
    Basic                                            11,501         11,353         11,465         11,322
    Diluted                                          11,811         11,890         11,808         11,858
--------------------------------------------------------------------------------------------------------

Dividends per Share                              $     0.09     $     0.09     $     0.27     $     0.27
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended June 30, 2001 and July 1, 2000
(Amounts in Thousands, unaudited)

                                                                     Nine Months Ended
                                                            ----------------------------------
                                                                06/30/01           07/01/00
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the period                                 $    8,030     $    9,716
     Adjustments to reconcile net income to net
          cash flows from operating activities:
     Depreciation and amortization                                  8,199          7,862
     (Increase) Decrease in:
          Accounts receivable                                       1,800         (5,371)
          Inventories                                              (1,257)          (763)
          Prepaid expenses                                            177            (39)
          Deferred income taxes and other assets                     (420)         1,359
     (Decrease) Increase in:                                                          --
          Accounts payable                                            286            888
          Accrued expenses                                         (1,716)         3,620
          Income taxes payable                                        276         (1,168)
          Deferred income taxes and other liabilities                (156)             8
          Tax benefit from employee stock options                     246            615
----------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                    15,465         16,727
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant & equipment                      (7,428)        (5,110)
     Dispositions of property, plant & equipment                       81            797
     Acquisition of Applicom (less cash acquired)                 (15,475)            --
     Investment in Symphony Systems                                    --         (1,925)
----------------------------------------------------------------------------------------------
Net cash used for investing activities                            (22,822)        (6,238)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term debt                                       --           (123)
     (Decrease) Increase in long-term debt                          4,704         (2,059)
     Sales of stock                                                 1,074            261
     Dividend payments                                             (3,099)        (3,057)
----------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                2,679         (4,978)
----------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                             (571)           (97)
----------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                    (5,249)         5,414

     Cash and short-term investments at beginning of period         8,702          1,425
     Cash and short-term investments at end of period          $    3,453     $    6,839
----------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
     Interest                                                  $    1,669     $    1,665
     Income taxes                                              $    3,612     $    6,657

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months and Nine Months ended June 30, 2001 and July 1, 2000 (Amounts in Thousands, unaudited)


                                                             Three Months Ended         Nine Months Ended
                                                         ------------------------ ---------------------------
                                                           06/30/01     07/01/00      06/30/01      07/01/00
--------------------------------------------------------------------------------- ---------------------------

Net Income                                               $   1,537    $   3,520     $   8,030     $   9,716
Other comprehensive income:
      Accumulated foreign currency translation
          adjustment, before tax                               701       (1,019)       (2,601)       (3,034)
      Unrealized gain on cash flow hedging instrument           98           --           548            --

      Income tax (expense) benefit related to                   --           --            --            --
          other comprehensive income
-------------------------------------------------------------------------------------------------------------
Comprehensive income, net of tax                         $   2,336    $   2,501     $   5,977     $   6,682
-------------------------------------------------------------------------------------------------------------

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


     2. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:


                                                    (Unaudited)
                                                     6/30/2001       9/30/00
-----------------------------------------------------------------------------

Inventories valued using FIFO                       $   16,952     $   13,956
                                          -----------------------------------
Inventories valued using LIFO:
    At FIFO cost                                        12,360         13,373
    Less: Reserve to reduce to LIFO                     (4,505)        (4,486)
                                          -----------------------------------
LIFO Inventories                                         7,855          8,887
-----------------------------------------------------------------------------
Total Inventories                                       24,807         22,843
-----------------------------------------------------------------------------

Inventory composition using FIFO
    Raw materials                                       18,655         17,393
    Work-in-process and finished goods                  10,657          9,936
-----------------------------------------------------------------------------
Total Inventories at FIFO                           $   29,312     $   27,329
-----------------------------------------------------------------------------

     3. PROPERTY, PLANT AND EQUIPMENT

                                                    (Unaudited)
                                                     6/30/01         9/30/00
-----------------------------------------------------------------------------

Property, plant and equipment, at cost              $  133,455     $  123,835
 Less: Accumulated depreciation and amortization       (69,879)       (63,397)
-----------------------------------------------------------------------------
 Property, plant and equipment, net                 $   63,576     $   60,438
-----------------------------------------------------------------------------

     4. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                    Three Months Ended           Nine Months Ended
                                                 -------------------------   --------------------------
                                                   06/30/01      07/01/00      06/30/01      07/01/00
---------------------------------------------------------------------------  --------------------------

Net Income                                       $    1,537    $    3,520    $    8,030    $    9,716
Earnings per share
     Basic                                       $     0.13    $     0.31    $     0.70    $     0.86
     Diluted                                     $     0.13    $     0.30    $     0.68    $     0.82
-------------------------------------------------------------------------------------------------------

Weighted-average number of shares outstanding        11,501        11,353        11,465        11,322
Dilutive common stock options                           310           537           343           536
                                                 --------------------------  --------------------------
Weighted-average number of shares outstanding
 plus dilutive common stock options                  11,811        11,890        11,808        11,858
-------------------------------------------------------------------------------------------------------





     5. COMMON STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,564,000 and 11,418,000 on June 30, 2001, and September 30, 2000, respectively.

     6. SEGMENT AND GEOGRAPHIC DATA


Sales between segments were not significant. Sales in geographic areas were determined by location of shipping facility. No single customer accounted for 10 percent or more of our total revenue. Sales in foreign countries, other than Canada, did not meet minimum disclosure requirements. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments. Both segments share certain production facilities equipment (PP&E). These assts, and related additions and depreciation, were allocated based on unit production. Corporate assets were primarily investments in subsidiaries, other investments, intercompany accounts, and cash.


THREE MONTHS
(Amounts in Thousands, unaudited)
A. Segment data

                                 Net Sales                                     Income from Operations
                      -------------------------------                     --------------------------------
                            Three Months Ended                                   Three Months Ended
                      -------------------------------                     --------------------------------
                         6/30/2001      7/1/2000                              6/30/2001        7/1/2000
                      -------------------------------                     --------------------------------

 Connectivity          $   31,834     $   32,925                             $    2,859    $    4,684
 Electrical                14,714         17,037                                  1,340         2,507
 Corporate and other                                                              (503)          (588)
   -------------------------------------------------------                 --------------------------
 Total                 $   46,548     $   49,962                             $    3,696    $    6,603
   -------------------------------------------------------                 --------------------------

                                                       Additions to PP&E          Depreciation and Amortization
                                                   ---------------------------- ---------------------------------
                             Total Assets               Three Months Ended           Three Months Ended
                       --------------------------- ----------------------------  --------------------------------
                        6/30/2001     9/30/2000       6/30/2001    7/1/2000        6/30/2001    7/1/2000
                       --------------------------------------------------------  --------------------------------

 Connectivity          $ 138,667     $ 116,013       $   1,617    $     779       $   2,199    $   1,855
 Electrical               38,413        33,837             928          626             759          686
 Corporate and other      (6,221)       12,609               3           33              59           52
-----------------------------------------------------------------------------------------------------------------
 Total                 $ 170,859     $ 162,459       $   2,548    $   1,438       $   3,017    $   2,593
-----------------------------------------------------------------------------------------------------------------


                                                                       Three Months Ended
-----------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income           6/30/2001         7/1/2000
-----------------------------------------------------------------------------------------------
 Income from operations                                        $      3,696     $      6,603
 Less: Interest income (expense), net                                  (864)            (742)
         Other income (expense), net                                   (423)            (339)
         Income taxes                                                  (872)          (2,002)
-----------------------------------------------------------------------------------------------
 Net Income                                                    $      1,537     $      3,520
-----------------------------------------------------------------------------------------------


B. Geographic data

                                         Net Sales
                              -----------------------------
                                   Three Months Ended                               Total Assets
                              ------------------------------               ---------------------------------
                                6/30/2001       7/1/2000                      6/30/2001       9/30/2000
                              ------------------------------               ---------------------------------
United States                  $   27,344     $   30,965                     $   62,885      $   72,442
Canada                              5,661          6,296                         35,475          37,981
Italy                                                                            27,676          29,138
All other countries                13,543         12,701                         44,823          22,898
------------------------------------------------------------               ---------------------------------
Total                          $   46,548     $   49,962                     $  170,859      $  162,459
------------------------------------------------------------               ---------------------------------

NINE MONTHS
(Amounts in Thousands, unaudited)
A. Segment data

                                            Net Sales                                Income from Operations
                                  ------------------------------              ------------------------------------
                                        Nine Months Ended                              Nine Months Ended
                                  ------------------------------              ------------------------------------
                                     6/30/2001      7/1/2000                      6/30/2001         7/1/2000
                                  ------------------------------              ------------------------------------

 Connectivity                      $   97,795     $   93,141                   $   11,588      $    11,978
 Electrical                            47,518         51,452                        5,161            8,533
 Corporate and other                                                                 (887)          (2,141)
----------------------------------------------------------------              ------------------------------------
 Total                             $  145,313     $  144,593                  $    15,862      $    18,370
----------------------------------------------------------------              ------------------------------------


                                                            Additions to PP&E          Depreciation and Amortization
                                                      ------------------------------  --------------------------------
                              Total Assets                 Nine Months Ended               Nine Months Ended
                      ------------------------------  ------------------------------  --------------------------------
                        6/30/2001     9/30/2000        6/30/2001      7/1/2000          6/30/2001     7/1/2000
                      -----------------------------   ------------------------------  --------------------------------

 Connectivity          $ 138,667     $ 116,013        $   4,484    $   2,923        $   6,010    $   5,663
 Electrical               38,413        33,837            2,917        1,891            2,002        2,050
 Corporate and other      (6,221)       12,609               27          296              187          149
--------------------------------------------------------------------------------------------------------------------------
 Total                 $ 170,859     $ 162,459        $   7,428    $   5,110        $   8,199    $   7,862
--------------------------------------------------------------------------------------------------------------------------


                                                                        Nine Months Ended
------------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income             6/30/2001       7/1/2000
------------------------------------------------------------------------------------------------
 Income from operations                                           $   15,862     $   18,370
 Less: Interest income (expense), net                                 (2,320)        (2,260)
         Other income (expense), net                                    (765)          (693)
         Income taxes                                                 (4,747)        (5,701)
------------------------------------------------------------------------------------------------
 Net Income                                                       $    8,030     $    9,716
------------------------------------------------------------------------------------------------



B. Geographic data

                                            Net Sales
                                  ------------------------------
                                        Nine Months Ended                                  Total Assets
                                  ------------------------------              ------------------------------------
                                     6/30/2001      7/1/2000                        6/30/2001        9/30/2000
                                  ------------------------------              ------------------------------------
 United States                     $   87,518     $   88,440                     $    62,885       $    72,442
 Canada                                18,627         18,881                          35,475            37,981
 Italy                                                                                27,676            29,138
 All other countries                   39,168         37,272                          44,823            22,898
----------------------------------------------------------------              ------------------------------------
 Total                             $  145,313     $  144,593                     $   170,859       $   162,459
----------------------------------------------------------------              ------------------------------------


7. Acquisition in the second quarter of fiscal year 2001

On February 2, 2001 we acquired Applicom International S.A. for $15.6 million and in accordance with Accounting Principles Board Opinion Number 16 applied the purchase method of accounting. Located in Normandy, France, Applicom produces software, interface cards and related products that provide communication connections in industrial automation systems. Additional Applicom operations are in Italy and Germany. We classified as goodwill the difference between the purchase price and the fair value of net assets acquired and we included the financial results of this business in our consolidated financial statements from the date of acquisition.

As a result of applying the purchase method of accounting we recorded $8.9 million of goodwill as of June 30, 2001, which we are amortizing over a period of 20 years. We financed the transaction with cash on hand and borrowings through our line of credit.

Our fiscal year 2001 includes five months of Applicom operations. The table below shows unaudited pro forma information of combined results of Woodhead and Applicom as if the acquisition had occurred as of the first day of fiscal year 2000 and 2001, including the effects of purchase accounting adjustments. These results do not necessarily reflect actual results which would have occurred if the acquisition had taken place at the beginning of the earliest period presented or as of the date indicated, nor are they necessarily indicative of the results of future combined operations:

(Amounts in Thousands, except per share data, unaudited)

                                               Three Months ended                       Nine Months ended
                                        --------------------------------     ---------------------------------------
                                             6/30/01         7/1/00                    6/30/01       7/1/00
                                        --------------------------------     ---------------------------------------
                Net Sales                $   46,548      $  51,852                  $   147,725    $   150,495
                Net Income               $    1,537      $   3,572                  $     7,616    $     9,873
                Earnings per share
                Basic                    $     0.13      $    0.31                  $      0.66    $      0.87
                Diluted                  $     0.13      $    0.30                  $      0.64    $      0.83


8. Recently issued Accounting standards

In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting (SAB) No. 101: REVENUE RECOGNITION IN FINANCIAL STATEMENTS. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We will adopt this consensus starting with our fiscal fourth quarter of 2001, and we expect that its adoption will not have a material impact on our results of operations.

In September 2000 the EITF reached a consensus on EITF Issue 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This consensus states that amounts billed to customers for shipping costs should be classified as revenues. The classification of shipping and handling costs is an accounting policy that should be disclosed. We will adopt this consensus starting with our fiscal fourth quarter of 2001. Adoption will require us to restate prior periods to conform to the presentation in our Form 10K for fiscal 2001.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed in goodwill, or alternatively, amounts initially recorded in goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach goodwill and certain intangibles will not be amortized into operating expenses, but instead would be reviewed for impairment and written down and charged to operating expenses only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We will adopt the provisions of those statements at the beginning of our fiscal year 2002. As a result we will no longer amortize our goodwill, which will reduce our operating expenses by approximately $1.5 Million per year. Impairment reviews may result in future periodic write-downs.




                         Part I - FINANCIAL INFORMATION
      Item 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations



OVERVIEW

We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control market with connectivity solutions and specialty electrical products. Through our Industrial Communications and Connectivity Segment (Connectivity Segment, or Connectivity) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprised of six recognized industry-leading brands: SST(TM), Brad Harrison(R), mPm(TM), RJ Lnxx(TM), applicom(R), and Net Alert(TM) make us the premier supplier of application-specific connectivity solutions. Our Electrical Safety & Specialty Segment (Electrical Segment, or Electrical) manufactures highly customized products to support enhanced safety and productivity on the factory floor. We sell our products to stocking distributors, original equipment manufacturers (OEM) and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.

We have operations in nine countries outside the United Sates, and fluctuations in foreign currency exchange rates can significantly impact our results of operations and financial condition.


THIRD QUARTER FISCAL 2001 RESULTS COMPARED WITH THIRD QUARTER FISCAL
2000 RESULTS

SALES
Our sales declined by 7% year-over-year primarily due to adverse external economic conditions including the general decline in the U.S. manufacturing arena, the sizable and sudden deterioration in the telecommunications industry and unfavorable foreign exchange rates. New products introduced during the last three years accounted for $15.9 million of revenue in the third quarter of fiscal year 2001 and compare favorably to the $15.3 million recorded last year. Sales in our Connectivity Segment declined 3%, while Electrical sales declined by 14%. Applicom sales accounted for approximately 5% of total sales in the third quarter of 2001. Measured in constant 2000 Dollars, overall sales declined 5%. Volume and product-mix accounted for the change while selling prices remained constant.

SALES BY REGION
In the United States, sales were $27.3 million in the third quarter of fiscal 2001 and $31.0 million last year, a 12% decline. Unfavorable economic conditions primarily drove this decline. We recorded approximately 36% and 33% of our revenue in foreign currencies during the third quarters of fiscal 2001 and 2000, respectively. Sales were up 28% in United Kingdom and 16% in France (excluding Applicom), while declines in our other European markets partially offset those results.

BACKLOG
The backlog of unfilled orders stood at $15.1 million at the end of this quarter as compared to $18.0 million a year ago, which translates to 20 and 23 average days of sales, respectively. Connectivity products accounted for the decrease and the majority of the absolute level of backlog. Applicom's backlog was not material.

GROSS PROFIT
Gross profit as a percent of sales was 39.7% in the third quarter of fiscal 2001 and 41.8% last year. The lower gross margin was caused primarily by a change in the sales mix in the Electrical Segment to industrial workstations and wire-mesh grips, which carry lower profit margins than other product offerings within the Electrical Segment, lower capacity utilization in some of our plants, and product mix within our businesses.

OPERATING EXPENSES
Operating expenses, including expenses for Research and Development, were 31.8% of sales compared to last year's 28.5%. Excluding Applicom our operating expenses declined $0.8 Million or 6% compared to prior year.

SEGMENT OPERATING INCOME
Income from operations was $2.9 million for the Connectivity Segment, a 39% decrease, and $1.3 million for Electrical, a 47% decline. Within the Connectivity Segment, SST delivered improved financial results after becoming accretive in the fourth quarter of fiscal year 2000. Applicom was accretive to operating income during the first full quarter within Woodhead. The decline in profitability in the Electrical Segment was due primarily to the change in sales mix and lower levels of productivity. Measured in constant 2000 Dollars, total operating income declined by 42.5% in the third quarter compared to the same period last year.

NET INCOME
Weak economic conditions in the U.S. manufacturing market during the third quarter of fiscal year 2001 was the predominant factor for the decline in net income to $1.5 million from $3.5 million last year. The effective tax rate was 36.2% in the third quarters of both 2001 and 2000. Since most of the product costs and operating expenses in our foreign subsidiaries also are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We continue to invest in property and equipment, including new machinery, computer systems and facilities. On October 10, 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to keep pace with the growing demand for our Industrial Communications and Connectivity products, and to reduce our labor costs. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This investment will require approximately $6.5 million of cash in fiscal 2001 and will be financed through cash internally generated by operations.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2001.

At June 30, 2001 we had $45 million of long-term debt outstanding and we were using $4.7 million of our credit facilities. We had unused credit facilities of $20.3 million.

In fiscal year 2000 we made a $1.9 million investment in Symphony Systems, and accounted for this transaction using the cost method. Symphony Systems is currently in the process of obtaining additional financing and there can be no guarantee that it will be able to obtain such financing in a timely manner to continue operations.

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

On October 2, 2000, we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment upon adoption of the standard to recognize our derivative instruments at fair value, to recognize the ineffective portion of cash flow hedges and to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. We recorded a transition adjustment of approximately $0.1 million in Accumulated Other Comprehensive Income to recognize deferred net gains on derivatives designated as cash flow hedges and a net increase in net assets of approximately $0.1 million during the three months just ended. Adoption of SFAS 133 and related pronouncements did not have a material effect on our Cash Flows, Results of Operations or Financial Position.


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



                           PART II - OTHER INFORMATION
                    Item 6 - Exhibits and Reports on Form 8-K


A. Exhibits

   None.

B. Reports on Form 8-K

   During the quarter we filed no report on Form 8-K.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: August 10, 2001



BY:  /s/ Robert H. Fisher                       BY:  /s/Joseph P. Nogal
-----------------------------                   ---------------------------
Robert H. Fisher                                Joseph P. Nogal
Vice President, Finance and C.F.O.              Vice President,
(Principal Financial Officer)                   Treasurer/Controller
                                                (Principal Accounting Officer)