Form 10-K
period 2001-09-29
WOODHEAD INDUSTRIES INC
filed 2001-12-21
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001
                          Commission file number 0-5971

[ ]                       TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                            WOODHEAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                36-1982580
      --------------------------------   ---------------------------------------
      (State of other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)


      Three Parkway North, Suite 550, Deerfield, IL.      60015
      --------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

                                 (847) 236-9300
      --------------------------------------------------------------------------
      Registrants Telephone Number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT


      Common Stock, Par Value $1.00                       NASDAQ
      Preferred Stock Purchase Rights                     NASDAQ
      -------------------------------             ------------------------------
      (Title of Class)                            (Exchange on which registered)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 5, 2001 was $191,650,589. The number of common shares outstanding as of December 5, 2001 was 11,580,096

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders and portions of the 2001 Annual Report to Stockholders are incorporated by reference in Parts I, II, III, and IV.

                                TABLE OF CONTENTS

PART I.........................................................................2

ITEM 1. BUSINESS...............................................................2

   GENERAL.....................................................................2
   BUSINESS SEGMENTS...........................................................2
   PRODUCTS....................................................................2
   DISTRIBUTION................................................................2
   RAW MATERIALS...............................................................3
   PATENTS AND INTELLECTUAL PROPERTY RIGHTS....................................3
   CUSTOMERS...................................................................3
   BACKLOG.....................................................................3
   COMPETITION.................................................................3
   INTERNATIONAL OPERATIONS....................................................3
   RESEARCH & DEVELOPMENT......................................................3
   ENVIRONMENTAL MATTERS.......................................................3
   EMPLOYEES...................................................................4
   FORWARD LOOKING STATEMENTS..................................................4

ITEM 2. PROPERTIES.............................................................5

ITEM 3. LEGAL PROCEEDINGS......................................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................6

PART II........................................................................6

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS........................................................................6

ITEM 6. SELECTED FINANCIAL DATA................................................6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS..........................................................6

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................7

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

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.....................................12

SIGNATURES....................................................................13

EXHIBIT 10(i): MATERIAL CONTRACTS

EXHIBIT 13: 2001 ANNUAL REPORT TO STOCKHOLDERS

EXHIBIT 21: SUBSIDIARIES OF THE REGISTRANT

                                     PART I


ITEM 1. BUSINESS


GENERAL
Woodhead Industries, Inc. (the Company, which may be referred to as "we", "us", or "our") is an integrated group of companies in two business segments serving a diverse group of customers and industries worldwide. We develop, manufacture, and market electronic and industrial communications products, primarily serving the global automation and control market with connectivity solutions and specialty electrical products.

Note that throughout this 2001 10-K report, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.


BUSINESS SEGMENTS
See Note 12: SEGMENT INFORMATION AND GEOGRAPHIC DATA on pages 33 and 34 of our 2001 Annual Report. This discussion is incorporated by reference.


PRODUCTS
We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control markets with connectivity solutions and specialty electrical products. Through our Industrial Communications and Connectivity Segment (Connectivity Segment, or Connectivity) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprising six industry-leading brands, SST(TM), Brad Harrison(R), mPm(TM), RJ-Lnxx(R), applicom(R), and NetAlert(TM) make us the premier supplier of application-specific connectivity solutions.

Our Electrical Safety & Specialty Segment (Electrical Segment, or Electrical) manufactures highly customized products to support enhanced safety and productivity on the factory floor.

Our homepage on the Internet is at www.Woodhead.com. You can learn more about us by visiting that site.


DISTRIBUTION
We sell our products to stocking distributors, original equipment manufacturers
(OEM) and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.

RAW MATERIALS
Most parts and materials for our products are readily available from a variety of suppliers. It is our practice to develop more than one source of supply for critical items.


PATENTS AND INTELLECTUAL PROPERTY RIGHTS
We hold patents, trademarks and licensing agreements on certain of our products. We believe these trademarks and patents are valuable but not essential to the maintenance or future growth of our businesses.


CUSTOMERS
We sell our products to a broad customer base. No single customer or industry accounted for a significant portion of our business.


BACKLOG
The backlog of unfilled orders stood at $13.8 million, $19.2 million, and $12.4 million at the end of 2001, 2000, and 1999, respectively. The decline in telecom/datacom markets in the second half of 2001 and the generally slow worldwide economic conditions were the causes for the lower backlog. Connectivity products accounted for the decrease as well as the majority of the absolute level of backlog. Applicom's backlog was not material.


COMPETITION
Similar products of the type sold by us are also available from competitors. We believe delivery time, as well as quality and customer service are important to our success. Our ability to manufacture high-quality products, that serve specialized needs, as well as our multiple channels of distribution differentiate us from the competition.


INTERNATIONAL OPERATIONS
A significant portion of our business is from outside the United States. The international operations are conducted through our subsidiaries who sell and manufacture products from both of our business segments. Fluctuations in foreign currency exchange rates can impact our results of operations and financial condition. Since much of our international manufacturing costs and operating expenses are also incurred in local currencies, the impact of exchange rates on reported net income is partially mitigated. See Note 12: SEGMENT INFORMATION AND GEOGRAPHIC DATA on pages 33 and 34 of our 2001 Annual Report. This discussion is incorporated by reference.


RESEARCH & DEVELOPMENT
See Note 11: RESEARCH AND DEVELOPMENT on page 33 of our 2001 Annual Report. This discussion is incorporated by reference.


ENVIRONMENTAL MATTERS
Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate, or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. For additional details on the environmental exposure, see Note 15: CONTINGENT LIABILITIES on pages 37 and 38 of our 2001 Annual Report. This discussion is incorporated by reference.

EMPLOYEES
At the end of fiscal year 2001, we had 1,534 full-time employees.


FORWARD LOOKING STATEMENTS
The Securities and Exchange Commission encourages companies to disclose forward-looking information, so that investors can better understand a company's future prospects, and make informed investment decisions. This annual report, and other written and oral statements that we make from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements set out anticipated results based on management's plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "estimate", "expect", "plan", "believe", and words and terms of similar substance, in connection with any discussion of future operating or financial performance.

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

Growth in costs and expenses, changes in product mix, and the impact of acquisitions, restructuring, divestitures and other unusual items, that could result from evolving business strategies, could affect future results. Changes in the U.S. tax code and the tax laws in other countries can affect our net earnings. Claims have been brought against us and our subsidiaries for various legal, environmental, and tax matters, and additional claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these matters.

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


ITEM 2. PROPERTIES

We own facilities in the following locations:

-------------------------------------------------------------------------------------------
            Location            Land owned     Floor Area             Business Segment
-------------------------------------------------------------------------------------------
Northbrook, Illinois             4.7 acres   125,000 sq. ft.    Connectivity and Electrical
Kalamazoo, Michigan             39.1 acres   116,000 sq. ft.    Electrical
Juarez, Mexico                  16.5 acres   109,000 sq. ft.    Connectivity and Electrical
Franklin, Massachusetts          6.6 acres    60,000 sq. ft.    Connectivity
El Paso, Texas                   5.0 acres    50,000 sq. ft.    Connectivity and Electrical
Ebbw Vale, UK                    4.5 acres    42,000 sq. ft.    Connectivity
Belvidere, Illinois              3.5 acres    36,000 sq. ft.    Electrical
Barneveld, Holland               1.3 acres    30,000 sq. ft.    Electrical
Bretten, Germany                 1.4 acres    27,000 sq. ft.    Connectivity
Cusano Milano, Italy             0.1 acres    18,000 sq. ft.    Connectivity
Caudebec-les-Elbeuf, France      0.2 acres     6,000 sq. ft.    Connectivity

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

-------------------------------------------------------------------------------------------
            Location                               Floor Area           Business Segment
-------------------------------------------------------------------------------------------
Waterloo, Canada                                  60,000 sq. ft.     Connectivity
Mississauga, Canada                               20,000 sq. ft.     Connectivity
Paderno, Italy                                    18,300 sq. ft.     Connectivity
Deerfield, Illinois                               11,600 sq. ft.     Corporate Headquarters
Grand Rapids, Michigan                            10,500 sq. ft.     Electrical
Lagny-Sur-Marne, France                            6,500 sq. ft.     Connectivity
Jurong Town, Singapore                             5,900 sq. ft.     Electrical
Caudebec-les-Elbeuf, France                        2,000 sq. ft.     Connectivity
Genova, Italy                                      3,300 sq. ft.     Connectivity
Leinfelden, Germany                                1,000 sq. ft.     Connectivity
Yokohama, Japan                                      900 sq. ft.     Connectivity


All plants are well equipped and maintained. They are of masonry or steel construction. On October 10, 2000, we announced a plan to build a second manufacturing plant in Juarez, Mexico (120,000 sq. ft.) to migrate U.S. production to a lower cost labor market. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. With the addition of this new facility, we believe there is sufficient capacity available to cover our needs through at least fiscal year 2002.

ITEM 3. LEGAL PROCEEDINGS

See Note 15: CONTINGENT LIABILITIES on pages 37 and 38 of our 2001 Annual Report. This discussion is incorporated by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2001, which ended on September 29, 2001, there were no matters submitted to a vote of security holders either through solicitation of proxies or otherwise.



                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Note 17: SUMMARY OF QUARTERLY DATA on page 39 of our 2001 Annual Report. This discussion is incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference to the "FINANCIAL PROFILE" on page 18 of our 2001 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 22 of our 2001 Annual Report.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 2: FINANCIAL INSTRUMENTS on pages 29 and 30 of our 2001 Annual Report. This discussion is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference to the "Report of Independent Public Accountants" on page 17, and to the consolidated financial statements and notes to financial statements on pages 23 through 39 of our 2001 Annual Report.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no disagreements with our public accountants and did not change our public accountants.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our Directors is incorporated by reference to the discussion under Item 1, "Nominees and Continuing Directors" in our Proxy Statement for the 2002 Annual Meeting of Stockholders. Our Executive Officers are:

Name                    Age    Position                                               Position held since
---------------------------------------------------------------------------------------------------------
Philippe Lemaitre        52    President and Chief Executive Officer                         January 2001

Charles P. Andersen      48    Vice President, President Woodhead Connectivity, North        January 1999
                               America

Robert H. Fisher         53    Vice President of Finance, Chief Financial Officer           December 2000

Robert A. Moulton        52    Vice President, Human Resources                                   May 1987

Joseph P. Nogal          46    Vice President, Treasurer/Controller and Assistant            January 1999
                               Secretary

W. Arewl Rees            45    Vice President, President Woodhead Connectivity, Europe       January 1999

Robert J. Tortorello     52    Vice President, General Counsel and Secretary                 January 1991


All officers are elected each year at the Annual Meeting of the Board of Directors, which is held immediately following the Annual Meeting of Stockholders. The next annual Meeting of Stockholders will be held on January 25, 2002.

Information concerning Mr. Lemaitre is incorporated by reference to the discussion under Item 1, "Nominees and Continuing Directors" in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

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


ITEM 11. EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference to the discussion under the heading "Executive Compensation" on pages 9 and 10 of our Proxy Statement for the 2002 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference to the discussion under the heading "Stock Ownership of Management and Certain Beneficial Owners" on pages 6 through 8 of our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions is incorporated by reference to the discussion under the heading "Certain Relationships and Related Transactions" on page 8 of our Proxy Statement for the 2002 Annual Meeting of Stockholders.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


14 (A) (1) FINANCIAL STATEMENTS
The following consolidated financial statements, related notes, and Report of Independent Public Accountants from the 2001 Annual Report to Stockholders are incorporated by reference into this report:

                                                                Page(s) in our
                                                              2001 Annual Report

Report of Independent Public Accountants...................................17
Segment Information........................................................33-34
Geographic Data............................................................34
Consolidated Balance Sheets................................................23
Consolidated Statements of Income..........................................24
Consolidated Statements of Cash Flows......................................25
Consolidated Statements of Comprehensive Income............................26
Consolidated Statements of Stockholders' Investment........................26
Notes to Financial Statements..............................................27-39


14 (A) (2) FINANCIAL STATEMENT SCHEDULES
Schedules are omitted because they are not required or the information is given elsewhere in the financial statements or related notes.


14 (A) (3) EXHIBITS
These exhibits are available upon request. Requests should be directed to Mr. Robert J. Tortorello, Secretary, Woodhead Industries, Inc., Three Parkway North, Suite 550, Deerfield, Illinois, 60015.

     3 (i)  Articles of Incorporation

            Our Certificate of Incorporation including amendments through January 22, 1993 is incorporated by reference to EXHIBIT (4) A of our Form S-8 report filed on April 22, 1994, as Registration #33-77968.

     3 (ii) By-laws

            Our By-laws, as amended, are incorporated by reference to EXHIBIT
            (3) B of our Form 10-K report for the year ended September 27, 1997.

     4 Instruments defining the rights of security holders, including indentures a Our Preferred Stock Purchase Rights Plan adopted April 24, 1996, is incorporated by reference to EXHIBIT 4 of our Form 10-Q report for the period ended March 30, 1996.

     b A Credit Agreement between the Registrant and Harris Trust and Savings Bank dated October 29, 1993, and amended on October 3, 1998, and amended on January 26, 2001 providing for a revolving credit line not to exceed $25,000,000.

     c The 6.81% Note Purchase Agreement between the Registrant and private investors dated September 28, 1998 in the amount of $15,000,000, maturing in 2013.

     d The 6.64% Note Purchase Agreement between the Registrant's consolidated subsidiary, Woodhead Finance Company, and private investors dated September 28, 1998 in the amount of $30,000,000 maturing in 2008.


     10     Material Contracts

      a The 1990 Stock Awards Plan, as amended, is incorporated by reference to EXHIBIT (10) (C) of our Form 10-K report for the year ended October 2, 1999.

      b The 1993 Stock Awards Plan, as amended, is incorporated by reference to EXHIBIT (10) (D) of our Form 10-K report for the year ended October 2, 1999.

      c The 1996 Stock Awards Plan, as amended, is incorporated by reference to EXHIBIT (10) (E) of our Form 10-K report for the year ended October 2, 1999.

      d The 1999 Stock Awards Plan is incorporated by reference to EXHIBIT A of our Proxy Statement for the 2000 Annual Meeting of Stockholders.

      e The 2001 Stock Awards Plan is incorporated by reference to EXHIBIT A of our Proxy Statement for the 2002 Annual Meeting of Stockholders.

      f The Management Incentive Plan effective for fiscal 2001, is incorporated by reference to page 18 of our Proxy Statement for the 2002 Annual Meeting of Stockholders.

      g The Plan of Compensation for Outside Directors, is incorporated by reference to EXHIBIT (10) of our Form 10-K report for the year ended September 28, 1985.

      h The 1990 Supplemental Executive Retirement Plan is incorporated by reference to page 15 of our Proxy Statement for the 1996 Annual Meeting of Stockholders.

      i The Severance Agreement between Mr. Philippe Lemaitre and Woodhead is attached to this Form 10-K report for the year ended September 29, 2001. All other executive officers have substantially identical contracts.


     11 The statement regarding per share earnings is incorporated by reference to Note 10: EARNINGS PER SHARE on page 33 of our 2001 Annual Report to Stockholders.

     13     The following information is included in our 2001 Annual Report to
            Stockholders:
                  a)    Report of Independent Public Accountants on page 17
                  b)    Segment Information on page 33-34
                  c)    Geographic Data on page 34
                  d)    Consolidated Financial Statements on pages 23 through 26
                  e)    Notes to Financial Statements on pages 27 through 39
                  f)    Financial Profile on page 18
                  g) Management's Discussion of Financial Condition and Results of Operations on pages 19 through 22

     21     Subsidiaries of the Company are on page 14 of this report.

     23     Consent of Arthur Andersen LLP is on page 12 of this report.



14 (B) REPORTS ON FORM 8-K
On December 19, 2001 we filed a report on Form 8-K. We reported a write-off of our investment in Symphony Systems in the amount of $1.9 million.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated December 18, 2001 incorporated by reference in this Form 10-K, into Woodhead Industries, Inc.'s previously filed Registration Statement File No. 333-26379.



Arthur Andersen LLP

Chicago, Illinois
December 21, 2001

SIGNATURES


Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.


WOODHEAD INDUSTRIES, INC.


Date: December 21, 2001



BY: /s/ Robert H. Fisher                     BY: /s/ Joseph P. Nogal
---------------------------                  ---------------------------
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


Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                           Date
---------                           -----                           ----


/s/ Charles W. Denny                Chairman of the Board           12-19-01
-----------------------
Charles W. Denny

/s/ Philippe Lemaitre               President and C.E.O.            12-19-01
-----------------------
Philippe Lemaitre


/s/ Ann F. Hackett                  Director                        12-19-01
-----------------------
Ann F. Hackett


/s/ Linda Y. C. Lim                 Director                        12-19-01
-----------------------
Linda Y. C. Lim, Ph.D.


/s/ Eugene P. Nesbeda               Director                        12-19-01
-----------------------
Eugene P. Nesbeda


/s/ Sarilee K. Norton               Director                        12-19-01
-----------------------
Sarilee K. Norton