Form 10-Q
period 2001-12-29
WOODHEAD INDUSTRIES INC
filed 2002-02-12
CIK 108215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the quarterly period ended 12/29/2001
                                                   ----------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________


                          Commission File Number 0-5971


                            WOODHEAD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                             36-1982580
                    --------                             ----------
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)              Identification No.)


                THREE PARKWAY NORTH #550, Deerfield, IL   60015
                ---------------------------------------   -----
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___ No_____.

The number of common shares outstanding as of December 14, 2001 was 11,596,196.

                                TABLE OF CONTENTS






Part I - FINANCIAL INFORMATION .............................................. 3
   Item 1 - Financial Statements ............................................ 3
     Consolidated Balance Sheets ............................................ 3
     Consolidated Statements of Income ...................................... 4
     Consolidated Statements of Cash Flows .................................. 5
     Consolidated Statements of Comprehensive Income ........................ 6
     Notes to Financial Statements .......................................... 7
   Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations .........................10
   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......13
PART II - OTHER INFORMATION .................................................13
   ITEM 1 - LEGAL PROCEEDINGS ...............................................13
   Item 6 - Exhibits and Reports on Form 8-K ................................14
SIGNATURES ..................................................................15

                         Part I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 29, 2001 and September 29, 2001
(Amounts in Thousands)





                                                           ---------
                                                           unaudited
                                                           -----------------------
ASSETS                                                     12/29/2001   9/29/2001
                                                           -----------------------
CURRENT ASSETS
   Cash and short-term investments                          $   4,586    $   4,156
   Accounts receivable                                         27,888       31,150
   Inventories                                                 23,409       23,743
   Prepaid expenses                                             2,547        2,726
   Refundable income taxes                                        866          781
   Deferred income taxes                                        3,720        3,892
----------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                        63,016       66,448
 Property, plant and equipment, net                            65,474       65,599
 Other Intangible assets, net                                   1,249        1,314
 Goodwill, net                                                 26,309       27,002
 Deferred income taxes                                          3,327        3,283
 Other Assets                                                   3,250        3,222
----------------------------------------------------------------------------------
TOTAL ASSETS                                                $ 162,625    $ 166,868
----------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities
   Accounts payable                                         $   7,318    $   9,544
   Accrued expenses                                            13,494       13,719
   Income taxes payable                                         1,262        1,468
  Current portion of long-term debt                             4,479          279
----------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                     26,553       25,010
 Long-term debt                                                41,806       45,400
 Deferred income taxes                                          1,265        1,292
 Other liabilities                                              2,349        2,447
----------------------------------------------------------------------------------
 TOTAL LIABILITIES                                             71,973       74,149

 STOCKHOLDERS' INVESTMENT:
   Common stock at par (shares issued: 11,596 at 12/29/01
      and 11,568 at 9/29/01)                                   11,596       11,568
   Additional paid-in capital                                  14,177       13,979
   Deferred stock compensation                                   (310)        (352)
   Accumulated other comprehensive loss                        (9,074)      (7,645)
   Retained earnings                                           74,263       75,169
----------------------------------------------------------------------------------
      Total stockholders' investment                           90,652       92,719
----------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT             $ 162,625    $ 166,868
----------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months ended December 29, 2001 and December 30, 2000 (Amounts in Thousands, except per share data, unaudited)


                                              THREE MONTHS ENDED
                                           -----------------------
                                           12/29/2001   12/30/2000
                                           -----------------------
NET SALES                                    $ 38,621    $ 48,652
  Cost of Sales                                24,136      29,026
-----------------------------------------------------------------
GROSS PROFIT                                   14,485      19,626
OPERATING EXPENSES                             13,149      13,821
INCOME FROM OPERATIONS                          1,336       5,805
-----------------------------------------------------------------
OTHER EXPENSES
  Interest Expense                                778         764
  Interest Income                                 (12)       (127)
  Other Expenses, Net                             248         284

INCOME BEFORE TAXES                               322       4,884
PROVISION FOR INCOME TAXES                        186       1,808
-----------------------------------------------------------------
NET INCOME                                   $    136    $  3,076

Add back: amortization of Goodwill                  -         223
-----------------------------------------------------------------
ADJUSTED NET INCOME                          $    136    $  3,299

EARNINGS PER SHARE, BASIC
As reported                                  $   0.01    $   0.27
Adjusted                                     $   0.01    $   0.29

EARNINGS PER SHARE, DILUTED
As reported                                  $   0.01    $   0.26
Adjusted                                     $   0.01    $   0.28

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
  Basic                                        11,580      11,432
  Diluted                                      11,838      11,911
=================================================================
DIVIDENDS PER SHARE                          $   0.09    $   0.09
=================================================================


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended December 29, 2001 and December 30, 2000 (Amounts in Thousands, unaudited)



                                                             -------------------
                                                              Three Months ended
                                                             -------------------
                                                             12/29/01  12/30/00
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income for the period                                $   136    $ 3,076
    Adjustments to reconcile net income to net
           cash flows from operating activities:
    Depreciation and amortization                              2,394      2,520
    (Increase) Decrease in:
           Accounts receivable                                 2,850      1,174
           Inventories                                            46       (981)
           Prepaid expenses                                    1,187        (66)
           Deferred income taxes and other assets               (147)        95
    (Decrease) Increase in:
           Accounts payable                                   (2,138)      (980)
           Accrued expenses                                   (1,131)    (2,839)
           Income taxes payable                                 (231)     1,428
           Deferred income taxes and other liabilities           (49)         1
--------------------------------------------------------------------------------
Net cash flows provided by operating activities                2,917      3,428
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant & equipment                  (2,859)    (2,667)
    Dispositions of property, plant & equipment                   71          7
--------------------------------------------------------------------------------
Net cash used for investing activities                        (2,788)    (2,660)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in long-term debt                                   606          -
    Sales of stock                                               267        397
    Dividend payments                                         (1,042)    (1,029)
-------------------------------------------------------------------------------
Net cash used for financing activities                          (169)      (632)
-------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                         470        170
-------------------------------------------------------------------------------
NET DECREASE IN CASH AND SHORT-TERM INVESTMENTS                  430        306

    Cash and short-term investments at beginning of period     4,156      8,702
    Cash and short-term investments at end of period         $ 4,586    $ 9,008
-------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
    Interest                                                 $    19    $     6
    Income taxes                                             $   612    $   181



The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months ended December 29, 2001 and December 30, 2000
 (Amounts in Thousands, unaudited)


                                                            -----------------------
                                                              THREE MONTHS ENDED
                                                            -----------------------
                                                            12/29/2001   12/30/2000
---------------------------------------------------------------------------------
Net Income                                                     $   136    $ 3,076
Other comprehensive income (loss):
      Accumulated foreign currency translation
                 adjustment, before tax                         (1,310)     1,266
      Unrealized gain (loss) on cash flow hedging instrument      (119)       132

      Income tax (expense) benefit related to
                 other comprehensive income                          -          -
---------------------------------------------------------------------------------
Comprehensive income, net of tax                               $(1,293)   $ 4,474
---------------------------------------------------------------------------------





The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Amounts in Thousands, except per share data, unaudited)


         1. BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of all subsidiaries, including those operating outside the United States, each of which is wholly owned. All material intercompany transactions have been eliminated in consolidation. We prepare our financial statements in conformity with United States Generally Accepted Accounting Principles. In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Among others, we use estimates when accounting for depreciation, amortization, employee benefits, asset valuation allowances, and loss contingencies. We are also subject to risks and uncertainties that may cause actual results to differ from those estimates. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2001 Form 10-K.


         2. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                                                      12/29/01        9/29/01
---------------------------------------------------------------------------------------------------------------
Inventories valued using FIFO                                                      $     15,239    $     16,223
---------------------------------------------------------------------------------------------------------------
Inventories valued using LIFO:
                      At FIFO cost                                                       12,469          12,200
                      Less: Reserve to reduce to LIFO                                    (4,299)         (4,680
                      -----------------------------------------------------------------------------------------
LIFO Inventories                                                                          8,170           7,520
---------------------------------------------------------------------------------------------------------------
Total Inventories                                                                        23,409          23,743
---------------------------------------------------------------------------------------------------------------

Inventory composition using FIFO
                      Raw materials                                                      16,625          17,143
                      Work-in-process and finished goods                                 11,083          11,280
---------------------------------------------------------------------------------------------------------------
Total Inventories at FIFO                                                          $     27,708    $     28,423
---------------------------------------------------------------------------------------------------------------

Had we used the FIFO method for all inventories, Net Income would have been $0.2 million lower in the quarter ended 12/29/2001. There was no LIFO impact on Net Income in the quarter ended 12/30/2000.


         3. PROPERTY, PLANT AND EQUIPMENT

                                                                                  12/29/01            9/29/01
-------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                        $   132,140        $   137,156
 Less: Accumulated depreciation and amortization                                  (66,666)           (71,557)
-------------------------------------------------------------------------------------------------------------
 Property, plant and equipment, net                                           $    65,474       $     65,599
-------------------------------------------------------------------------------------------------------------

During the period just ended we disposed of approximately $7.8 million of unused, fully depreciated fixed assets, and the accompanying accumulated depreciation. We did not record any material loss on these disposals.

         4. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                                      Three Months Ended
                                                                    ----------------------
                                                                    12/29/01      12/30/00
------------------------------------------------------------------------------------------
Net Income                                                         $      136    $   3,076
Add back: amortization of goodwill                                          -          223
                                                                  ------------------------
Adjusted Net Income                                                $      136    $   3,299
                                                                  ========================
Earnings per share, basic
     As reported                                                   $     0.01    $    0.27
     Adjusted                                                      $     0.01    $    0.29
Earnings per share, diluted
     As reported                                                   $     0.01    $    0.26
     Adjusted                                                      $     0.01    $    0.28
                                                                  ------------------------

Weighted-average number of shares outstanding                          11,580       11,432
Dilutive common stock options                                             258          479
                                                                  ------------------------
Weighted-average number of shares outstanding
 plus dilutive common stock options                                    11,838       11,911
------------------------------------------------------------------------------------------


         5. COMMON STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,596,000 and 11,568,000 on December 29, 2001, and September 29, 2001, respectively.


         6. SEGMENT AND GEOGRAPHIC DATA

Segment information is presented in accordance with SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information. This statement requires us to report certain financial information in a similar manner as we report it to the chief operating decision maker for the purpose of evaluating performance and allocating resources to the various business segments. We identified the Chief Executive Officer as the chief operating decision maker.

Our operating segments are based on the organization of business groups comprised of similar products and services. Revenues in our Industrial Communications and Connectivity Products Segment (Connectivity Segment) are primarily derived from sales of system components to devices in open networks for automated manufacturing and distribution applications. Revenues in our Electrical Safety & Specialty Products Segment (Electrical Segment) are primarily derived from sales of specialized products to support enhanced safety and productivity on the factory floor.

Sales between segments were not significant. Sales in geographic areas were determined by customer location. No single customer accounted for 10 percent or more of our total revenue. Sales in foreign countries did not meet minimum disclosure requirements. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments or geographic areas. Both segments share certain production facilities and equipment (PP&E). These assets and related additions and depreciation, were allocated based on unit production. Geographic data on assets is based on the physical location of those assets. Corporate assets were primarily investments in subsidiaries and cash.

THREE MONTHS
(Amounts in Thousands, unaudited)
A. Segment data

                                        Net Sales                        Income from Operations
                         ---------------------------------------  ----------------------------------------
                                   Three Months Ended                        Three Months Ended
                         ---------------------------------------  ----------------------------------------
                                    12/29/01           12/30/00              12/29/01            12/30/00
                         ---------------------------------------  ----------------------------------------

 Connectivity                   $     24,365       $     31,852          $        316        $      4,123
 Electrical                           14,256             16,800                   958               1,946
 Corporate and other                                                               62                (264)
----------------------------------------------------------------  ----------------------------------------
 Total                          $     38,621       $     48,652          $      1,336        $      5,805
----------------------------------------------------------------  ----------------------------------------

                             Additions to long-lived assets            Depreciation and Amortization
                         ---------------------------------------  ----------------------------------------
                                   Three Months Ended                        Three Months Ended
                         ---------------------------------------  ----------------------------------------
                                    12/29/01           12/30/00              12/29/01            12/30/00
                         ---------------------------------------  ----------------------------------------

 Connectivity                   $      1,564       $      1,850          $      1,725        $      1,837
 Electrical                            1,282                803                   607                 619
 Corporate and other                      13                 14                    62                  64
----------------------------------------------------------------  ----------------------------------------
 Total                          $      2,859       $      2,667          $      2,394        $      2,520
----------------------------------------------------------------  ----------------------------------------

                                      Total Assets
                         ---------------------------------------
                                    12/29/01           09/29/01
                         ---------------------------------------

 Connectivity                   $    120,579       $    125,275
 Electrical                           32,548             31,613
 Corporate and other                   9,498              9,980
----------------------------------------------------------------
 Total                          $    162,625       $    166,868
----------------------------------------------------------------
                                                                               Three Months Ended
----------------------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income                      12/29/01            12/30/00
----------------------------------------------------------------------------------------------------------
 Income from operations                                                  $      1,336        $      5,805
 Less: Interest income (expense), net                                            (766)               (637)
       Other income (expense), net                                               (248)               (284)
       Income taxes                                                              (186)             (1,808)
----------------------------------------------------------------------------------------------------------
 Net Income                                                              $        136        $      3,076
----------------------------------------------------------------------------------------------------------

     Geographic data

                                        Net Sales                                                 Total Assets
                         ---------------------------------------  ----------------------------------------------------------
                                   Three Months Ended                                     12/29/01           09/29/01
                         ---------------------------------------  ----------------------------------------------------------
                                    12/29/01           12/30/00    United States             $    47,651       $     48,913
----------------------------------------------------------------
 United States                  $     24,076       $     29,630    Canada                         26,848             28,534

 All other countries                  14,545             19,022    Italy                          26,661             28,051
----------------------------------------------------------------

 Total                          $     38,621       $     48,652    Mexico                         20,509             19,968
----------------------------------------------------------------
                                                                   France                         19,736             19,826

                                                                   All other countries            21,220             21,576
                                                                  ----------------------------------------------------------
                                                                   Total                     $   162,625       $    166,868
                                                                  ----------------------------------------------------------

         7. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into operating expenses, but instead will be reviewed for impairment and written down and charged to operating expenses only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value.

We adopted the provisions of those statements at the beginning of our fiscal year 2002. As a result we no longer amortize goodwill, which reduced our operating expenses by approximately $0.3 million during the period just ended compared to the period last year. We are currently in the process of assessing the impact, if any, that may be caused by the application of impairment requirements of SFAS No. 142.

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are currently in the process of evaluating the impact, if any, of those pronouncements on our financial statements.



                         Part I - FINANCIAL INFORMATION
                Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


OVERVIEW

We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control markets with connectivity solutions and specialty electrical products. Through our Industrial Communications and Connectivity Segment (Connectivity Segment, or Connectivity) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprising six industry-leading brands, SST(TM), Brad Harrison(R), mPm(TM), RJ Lnxx(R), applicom(R), and NetAlert(TM) make us the premier supplier of application-specific connectivity solutions. Our Electrical Safety & Specialty Segment (Electrical Segment, or Electrical) manufactures highly customized products to support enhanced safety and productivity on the factory floor. We sell our products to stocking distributors, original equipment manufacturers
(OEM) and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.

We have operations in nine countries outside the United Sates, and fluctuations in foreign currency exchange rates can significantly impact our results of operations and financial condition.


FIRST QUARTER FISCAL 2002 RESULTS COMPARED WITH FIRST QUARTER FISCAL 2001
RESULTS

SALES
Our sales declined by 21% quarter over quarter primarily due to adverse economic conditions in the U.S. and international manufacturing environments. Overall unit volumes declined, while selling prices declined by less than one percent, primarily due to competitive pressure. New products introduced during the last three years accounted for $7.7 million of revenue in the first quarter of fiscal year 2002 and compare to $11.4 million recorded last year. Sales in our Connectivity Segment declined 24% while Electrical sales declined by 15%. Measured in constant 2001 Dollars, overall sales declined 20%.

SALES BY REGION
In the United States, sales were $24.1 million in the first quarter of fiscal 2002 and $29.6 million last year, a 19% decline. Unfavorable economic conditions primarily drove this decline. We recorded approximately 38% and 31% of our revenues in foreign currencies during the first quarters of fiscal 2002 and 2001, respectively. The Connectivity Segment was adversely impacted by lower revenues in North America and weakness in Europe as compared to prior year.

BACKLOG
The backlog of unfilled orders stood at $14.6 million at the end of this quarter as compared to $18.9 million a year ago, which translates to 23 average days of sales for each period. Connectivity products accounted for the decrease and the majority of the absolute level of backlog.

GROSS PROFIT
Gross profit as a percent of sales was 37.5% in the first quarter of fiscal 2002 and 40.3% last year. The lower gross margin was caused primarily by lower capacity utilization in some of our plants. A decrease in our LIFO reserve requirement increased our gross profit by $0.4 million or one percentage point of sales in the first quarter of fiscal year 2002.

OPERATING EXPENSES
Operating expenses, including expenses for Research and Development, were 34.0% of sales in 2002 compared to last year's 28.4%. Excluding Applicom, which was acquired in the second quarter of fiscal year 2001, our operating expenses declined $1.9 million or 14% compared to prior year. During the current quarter we adopted FASB 142, which requires us to stop amortizing goodwill. Last year's first quarter operating expenses included a $0.3 million charge for amortization of goodwill.

SEGMENT OPERATING INCOME
Income from operations was $0.3 million for the Connectivity Segment, a 92% decline, and $1.0 million for Electrical, a 51% decline. Applicom was accretive to operating income. The decline in profitability in both the Connectivity and Electrical Segments was due primarily to the decline in volumes and lower levels of productivity.

NET INCOME
Weak economic conditions in the U.S. and international manufacturing markets during the first quarter of fiscal year 2002 was the predominant factor for the decline in net income to $0.1 million from $3.1 million last year. The effective tax rates were 57.8% and 37.0% in the first quarters of 2001 and 2000, respectively. The increased rate in the first quarter of 2002 is primarily a result of not tax-effecting certain expenses and losses from foreign operations. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

We continue to invest in property and equipment, including new machinery, computer systems and facilities. On October 10, 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to migrate U.S. production to a lower cost labor market. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This investment required approximately $1.2 million of cash in the first quarter of fiscal 2002 and was financed through cash internally generated by operations. We estimate an additional $1.3 million will be required during fiscal year 2002 to finish this project.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2002.

At December 29, 2001 we had $46.3 million of long-term debt outstanding and we had unused credit facilities that provide for additional borrowings of up to $24.3 million. We are in compliance with all provisions of our funding arrangements.

We do not have material exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.


CONTINGENT LIABILITIES AND ENVIRONMENTAL MATTERS
------------------------------------------------

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


RESTRUCTURING CHARGES
---------------------

Over this protracted period of difficult economic times, we are continually reviewing our expenses to maximize our profitability. In this regard, we are reducing our salaried workforce by approximately 10% during the second quarter of 2002. This reduction represents an acceleration of initiatives that were started over the last six months to improve our efficiencies and reduce expenses. We anticipate that this personnel reduction will produce annual savings of about $3 million and will result in a charge to earnings for severance expense of approximately $1 million in the second quarter.


FORWARD-LOOKING STATEMENTS
--------------------------

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

We recorded the difference between the carrying values and fair values of related hedged assets and liabilities of $0.1 million in accumulated other comprehensive loss to recognize deferred net losses on derivatives designated as cash flow hedges, and a net decrease in other assets of approximately $0.1 million during the period just ended. We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement.

$45.7 million of our long-term debt is denominated in U.S. Dollars, the remainder is denominated in Euros, and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.


                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

We are subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, we have incurred, and expect to incur, assessment, remediation and related costs at one of our facilities. In 1991, we reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. Our independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, we have learned that the previous owners of the site had used a portion of the site as a disposal area. Our consultant has remediated the soils in this area but believes that it is a source of contamination of groundwater, both on-site and off-site. Recent investigation by our consultant indicates that there were releases by the previous owners in areas over which they subsequently built additions. In addition, the earlier investigations of the site indicate that the groundwater contaminants have migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ. We continue to investigate the extent of other sources of contamination in addition to the removed UST and the above-referenced disposal area, including possible evidence of past or current releases by others in the vicinity around our facilities.

Our consultant estimates that a minimum of approximately $1.5 million of investigation and remediation expenses remain to be incurred, both on-site and off-site. We have a reserve for such purposes. We have filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. Also, we have evaluated similar claims against various insurers and have begun discussing those claims with them. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. We are continuing to monitor the conditions at the site and will adjust our reserve if necessary. We may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect our consolidated net income for the period in which such costs are incurred. At this time, however, we cannot estimate the time or potential magnitude of such costs, if any.





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

Date: February 12, 2002



BY:  /s/ Robert H. Fisher                BY:  /s/ Joseph P. Nogal
---------------------------              ---------------------------
Robert H. Fisher                         Joseph P. Nogal
Vice President, Finance and C.F.O.       Vice President,
(Principal Financial Officer)            Treasurer/Controller
                                         (Principal Accounting Officer)