Form 10-Q
period 2002-03-30
WOODHEAD INDUSTRIES INC
filed 2002-05-07
CIK 108215

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


                    For the quarterly period ended 3/30/2002
                                                   ---------

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


                  THREE PARKWAY NORTH #550, Deerfield, IL 60015
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

The number of common shares outstanding as of April 12, 2002 was 11,639,984.

================================================================================

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS_______________________________________________3
    Consolidated Balance Sheets________________________________________________3
    Consolidated Statements of Income__________________________________________4
    Consolidated Statements of Cash Flows______________________________________5
    Consolidated Statements of Comprehensive Income____________________________6 Notes to Financial Statements______________________________________________7
   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS_________________________________________13
   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK________16



PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS_________________________________________________16
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS_______________18 SIGNATURES________________________________________________________________19

                                     _____

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 30, 2002 and September 29, 2001
(Amounts in Thousands)

                                                               unaudited
                                                               -------------------------
ASSETS                                                         3/30/2002       9/29/2001
                                                               -------------------------
CURRENT ASSETS
 Cash and short-term investments                               $   8,443       $   4,156
 Accounts receivable                                              29,111          31,150
 Inventories                                                      19,887          23,743
 Prepaid expenses                                                  2,702           2,726
 Refundable income taxes                                             285             781
 Deferred income taxes                                             3,697           3,892
----------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                             64,125          66,448
Property, plant and equipment, net                                64,522          65,599
Other Intangible assets, net                                         853           1,314
Goodwill, net                                                     25,556          27,002
Deferred income taxes                                              3,331           3,283
Other Assets                                                       4,023           3,222
----------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $ 162,410       $ 166,868
----------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities
  Accounts payable                                             $   7,849       $   9,544
  Accrued expenses                                                13,643          13,719
  Income taxes payable                                             1,024           1,468
  Current portion of long-term debt                                4,479             279
----------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                        26,995          25,010
 Long-term debt                                                   42,024          45,400
 Deferred income taxes                                             1,292           1,292
 Other liabilities                                                 2,367           2,447
----------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                72,678          74,149

 STOCKHOLDERS' INVESTMENT:
  Common stock at par (shares issued: 11,640 at 3/30/2002
   and 11,568 at 9/29/01)                                         11,640          11,568
  Additional paid-in capital                                      14,691          13,979
  Deferred stock compensation                                       (268)           (352)
  Accumulated other comprehensive loss                            (9,713)         (7,645)
  Retained earnings                                               73,382          75,169
----------------------------------------------------------------------------------------
   Total stockholders' investment                                 89,732          92,719
----------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                $ 162,410       $ 166,868
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months ended March 30, 2002 and March 31, 2001 (Amounts in Thousands, except per share data, unaudited)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                -------------------------       -------------------------
                                                3/30/2002       3/31/2001       3/30/2002       3/31/2001
                                                -------------------------       -------------------------
NET SALES                                       $  42,579       $  52,004       $  81,200       $ 100,656
 Cost of Sales                                     26,986          31,057          51,122          60,083
                                                ---------------------------------------------------------
GROSS PROFIT                                       15,593          20,947          30,078          40,573
OPERATING EXPENSES                                 13,285          14,586          26,434          28,407
RESTRUCTURING CHARGE                                1,015              --           1,015              --
                                                ---------------------------------------------------------
TOTAL OPERATING EXPENSES                           14,300          14,586          27,449          28,407
INCOME FROM OPERATIONS                              1,293           6,361           2,629          12,166
OTHER EXPENSES
  Interest Expense                                    801             887           1,579           1,651
  Interest Income                                     (21)            (68)            (33)           (195)
  Other Expenses, Net                                  89              59             337             343
INCOME BEFORE TAXES                                   424           5,483             746          10,367
PROVISION FOR INCOME TAXES                            260           2,067             446           3,875
                                                ---------------------------------------------------------
NET INCOME                                      $     164       $   3,416       $     300       $   6,492

Add back: amortization of goodwill                     --             336              --             559
                                                ---------------------------------------------------------
ADJUSTED NET INCOME                             $     164       $   3,752       $     300       $   7,051

EARNINGS PER SHARE, BASIC
As reported                                     $    0.01       $    0.30       $    0.03       $    0.57
Adjusted                                        $    0.01       $    0.33       $    0.03       $    0.62

EARNINGS PER SHARE, DILUTED
As reported                                     $    0.01       $    0.29       $    0.03       $    0.55
Adjusted                                        $    0.01       $    0.32       $    0.03       $    0.59

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
   Basic                                           11,620          11,459          11,597          11,444
   Diluted                                         11,830          11,841          11,812          11,876
DIVIDENDS PER SHARE                             $    0.09       $    0.09       $    0.18       $    0.18

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended March 30, 2002 and March 31, 2001
(Amounts in Thousands, unaudited)

                                                                -----------------------
                                                                   Six Months ended
                                                                -----------------------
                                                                03/30/02       03/31/01
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income for the period                                   $    300       $  6,492
    Adjustments to reconcile net income to net
          cash flows from operating activities:
    Depreciation and amortization                                  4,999          5,182
    (Increase) Decrease in:
          Accounts receivable                                      1,418           (280)
          Inventories                                              3,408         (1,319)
          Prepaid expenses                                           (27)           (34)
          Deferred income taxes and other assets                    (986)           145
    (Decrease) Increase in:
          Accounts payable                                        (1,530)           518
          Accrued expenses                                           109         (3,573)
          Income taxes payable                                      (459)         1,619
          Deferred income taxes and other liabilities                 38            143
          Tax benefit from employee stock options                    219            107
---------------------------------------------------------------------------------------
Net cash flows provided by operating activities                    7,489          9,000
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant & equipment                      (4,295)        (4,880)
    Dispositions of property, plant & equipment                       77              8
    Acquisition of Applicom (less cash acquired)                      --        (14,655)
---------------------------------------------------------------------------------------
Net cash used for investing activities                            (4,218)       (19,527)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt                                       --             --
    Increase in long-term debt                                       824          9,500
    Sales of stock                                                   648            458
    Dividend payments                                             (2,087)        (2,060)
---------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                (615)         7,898
---------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                           1,631           (130)
---------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS         4,287         (2,759)

    Cash and short-term investments at beginning of period         4,156          8,702
    Cash and short-term investments at end of period            $  8,443       $  5,943
---------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
    Interest                                                    $  1,559       $  1,565
    Income taxes                                                $    172       $  1,803

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months ended March 30, 2002 and March 31, 2001 (Amounts in Thousands, unaudited)

                                                        -----------------------     -----------------------
                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        -----------------------     -----------------------
                                                        3/30/2002     3/31/2001     3/30/2002     3/31/2001
-------------------------------------------------------------------------------     -----------------------
Net Income                                               $   164       $ 3,416       $   300       $ 6,492
Other comprehensive income (loss):
    Accumulated foreign currency translation
          adjustment, before tax                          (1,006)       (4,568)       (2,316)       (3,302)
    Unrealized gain on cash flow hedging instrument          367           318           248           450

    Income tax (expense) benefit related to other             --            --            --            --
          comprehensive income
-------------------------------------------------------------------------------     -----------------------
Comprehensive income (loss), net of tax                  $  (475)      $  (834)      $(1,768)      $ 3,640
-------------------------------------------------------------------------------     -----------------------

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

The accompanying unaudited, consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. In the opinion of management, all normal and necessary adjustments have been made to ensure a fair statement of the results for the interim period.

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2001 Form 10-K.


     2. LONG TERM DEBT

On April 23, 2002 we signed an amendment to our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to
2.0. This amendment was effective as of March 30, 2002 and will expire on March 29, 2003, when the maximum debt to EBITDA ratio will revert back to 2.5, when the minimum interest coverage ratio will revert back to 3.0. We are in compliance with all provisions of our funding arrangements. At March 30, 2002 we had unused revolving credit agreements with a bank that provide for borrowings of up to $24.0 million at the bank's prime or offered rate.


     3. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                        3/30/02         9/29/01
--------------------------------------------------------------------------------
Inventories valued using FIFO                          $ 13,083       $ 16,223
--------------------------------------------------------------------------------
Inventories valued using LIFO:
               At FIFO cost                              10,731         12,200
               Less: Reserve to reduce to LIFO           (3,927)        (4,680)
               -----------------------------------------------------------------
LIFO Inventories                                          6,804          7,520
--------------------------------------------------------------------------------
Total Inventories                                        19,887         23,743
--------------------------------------------------------------------------------
Inventory composition using FIFO
               Raw materials                             14,288         17,143
               Work-in-process and finished goods         9,526         11,280
--------------------------------------------------------------------------------
Total Inventories at FIFO                              $ 23,814       $ 28,423
--------------------------------------------------------------------------------

Had we used the FIFO method for all inventories, Net Income would have been $0.2 million and $0.5 million lower in the three and six months ended 3/30/2002, respectively. There was no LIFO impact on Net Income in the three and six months ended 3/31/2001.


     4. PROPERTY, PLANT AND EQUIPMENT


                                                        3/30/02         9/29/01
--------------------------------------------------------------------------------

Property, plant and equipment, at cost               $ 133,162       $ 137,156
 Less: Accumulated depreciation and amortization       (68,640)        (71,557)
--------------------------------------------------------------------------------
 Property, plant and equipment, net                  $  64,522       $  65,599
--------------------------------------------------------------------------------

During the six-month period just ended we disposed of approximately $7.8 million of unused, fully depreciated fixed assets, and the accompanying accumulated depreciation. We did not record any material loss on these disposals.


     5. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                   Three Months Ended         Six Months Ended
                                                  ---------------------     --------------------
                                                  03/30/02     03/31/01     03/30/02     03/31/01
-------------------------------------------------------------------------------------------------
Net Income                                         $   164      $ 3,416      $   300      $ 6,492
Add back: amortization of goodwill                 $    --      $   336           --      $   559
                                                   --------------------      --------------------
Adjusted Net Income                                $   164      $ 3,752      $   300      $ 7,051
                                                   ====================      ====================
Earnings per share, basic
     As reported                                   $  0.01      $  0.30      $  0.03      $  0.57
     Adjusted                                      $  0.01      $  0.33      $  0.03      $  0.62
Earnings per share, diluted
     As reported                                   $  0.01      $  0.29      $  0.03      $  0.55
     Adjusted                                      $  0.01      $  0.32      $  0.03      $  0.59
                                                   --------------------      --------------------

Weighted-average number of shares outstanding       11,620       11,459       11,597       11,444
Dilutive common stock options                          210          382          215          432
                                                   --------------------      --------------------
Weighted-average number of shares outstanding
 plus dilutive common stock options                 11,830       11,841       11,812       11,876
-------------------------------------------------------------------------------------------------

     6. COMMON STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,640,000 and 11,568,000 on March 30, 2002 and September 29, 2001, respectively.

     7. SEGMENT AND GEOGRAPHIC DATA

Segment information is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131: Disclosure about Segments of an Enterprise and Related Information. This statement requires us to report certain financial information in a similar manner as we report it to the chief operating decision maker for the purpose of evaluating performance and allocating resources to the various business segments. We identified the Chief Executive Officer as the chief operating decision maker.

Our operating segments are based on the organization of business groups comprised of similar products and services. Revenues in our Industrial Communications and Connectivity Products Segment (Connectivity Segment, or Connectivity) are primarily derived from sales of system components used with devices in open networks for automated manufacturing and distribution applications. Revenues in our Electrical Safety & Specialty Products Segment (Electrical Segment, or Electrical) are primarily derived from sales of specialized products to support enhanced safety and productivity on the factory floor.

Sales between segments were not significant. Sales in geographic areas were determined by customer location. No single customer accounted for 10 percent or more of our total revenue. Sales in foreign countries did not meet minimum disclosure requirements. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments or geographic areas. Both segments share certain production facilities and equipment (PP&E). These assets, and related additions and depreciation, were allocated based on unit production. Geographic data on assets is based on the physical location of those assets. Corporate assets were primarily investments in subsidiaries and cash.

THREE MONTHS
(Amounts in Thousands, unaudited)
   Segment data

                                Net Sales              Income from Operations
                         -----------------------       ----------------------
                            Three Months Ended           Three Months Ended
                         -----------------------       ----------------------
                         03/30/02       03/31/01       03/30/02      03/31/01

Connectivity             $ 26,995       $ 35,018       $    322      $  4,606

Electrical                 15,584         16,986          1,206         1,875

Corporate and other                                        (235)         (120)
------------------------------------------------       -----------------------
Total                    $ 42,579       $ 52,004       $  1,293      $  6,361
------------------------------------------------       -----------------------


                  Additions to long-lived assets   Depreciation and Amortization
                  ------------------------------   -----------------------------
                        Three Months Ended              Three Months Ended
                      ----------------------          ----------------------
                      03/30/02      03/31/01          03/30/02      03/31/01

Connectivity          $    780      $  1,017          $  1,914      $  1,974

Electrical                 649         1,186               624           624

Corporate and other          7            10                67            64
--------------------------------------------          ----------------------
Total                 $  1,436      $  2,213          $  2,605      $  2,662
--------------------------------------------          ----------------------


                              Total Assets
                         ----------------------
                         03/30/02      09/29/01
                         ----------------------
Connectivity             $118,619      $125,275

Electrical                 31,536        31,613

Corporate and other        12,255         9,980
-----------------------------------------------
Total                    $162,410      $166,868
-----------------------------------------------


                                                           Three Months Ended
--------------------------------------------------------------------------------
Reconciliation of Income from Operations to Net Income   03/30/02      03/31/01
--------------------------------------------------------------------------------
Income from operations                                    $ 1,293       $ 6,361

Less: Interest income (expense), net                         (780)         (819)

        Other income (expense), net                           (89)          (59)

        Income taxes                                         (260)       (2,067)
--------------------------------------------------------------------------------
Net Income                                                $   164       $ 3,416
--------------------------------------------------------------------------------


     Geographic Data

                           Net Sales                            Total Assets
                     -------------------                    -------------------
                      Three Months Ended                     03/30/02   09/29/01
----------------------------------------    -------------------------   --------
                     03/30/02   03/31/01    United States    $ 50,774   $ 48,913
----------------------------------------    Canada             25,825     28,534
United States        $ 27,988   $ 34,375    Italy              26,098     28,051
All other countries    14,591     17,629    Mexico             20,925     19,968
----------------------------------------    France             19,096     19,826
Total                $ 42,579   $ 52,004    All other
----------------------------------------        countries      19,692     21,576
                                            ------------------------------------
                                            Total            $162,410   $166,868
                                            ------------------------------------

SIX MONTHS
(Amounts in Thousands, unaudited)
   Segment data

                                Net Sales              Income from Operations
                         -----------------------       ----------------------
                              Six Months Ended            Six Months Ended
                         -----------------------       ----------------------
                         03/30/02       03/31/01       03/30/02      03/31/01

Connectivity             $ 51,360       $ 66,870           $638        $8,729

Electrical                 29,840         33,786          2,164         3,821

Corporate and other                                        (173)         (384)
------------------------------------------------       ----------------------
Total                    $ 81,200       $100,656       $  2,629      $ 12,166
------------------------------------------------       ----------------------


                  Additions to long-lived assets   Depreciation and Amortization
                  ------------------------------   -----------------------------
                          Six Months Ended                Six Months Ended
                       ---------------------           ---------------------

Connectivity           $ 2,344       $ 2,867           $ 3,639       $ 3,811

Electrical               1,931         1,989             1,231         1,243

Corporate and other         20            24               129           128
--------------------------------------------           ---------------------
Total                  $ 4,295       $ 4,880           $ 4,999       $ 5,182
--------------------------------------------           ---------------------


                              Total Assets
                         ----------------------
                         03/30/02      09/29/01
                         ----------------------
Connectivity             $118,619      $125,275

Electrical                 31,536        31,613

Corporate and other        12,255         9,980
-----------------------------------------------
Total                    $162,410      $166,868
-----------------------------------------------


                                                          ----------------------
                                                            Six Months Ended
--------------------------------------------------------------------------------
Reconciliation of Income from Operations to Net Income   03/30/02      03/31/01
--------------------------------------------------------------------------------
Income from operations                                    $ 2,629      $ 12,166

Less: Interest income (expense), net                       (1,546)       (1,456)

         Other income (expense), net                         (337)         (343)

         Income taxes                                        (446)       (3,875)
--------------------------------------------------------------------------------
Net Income                                                $   300      $  6,492
--------------------------------------------------------------------------------


     Geographic Data

                          Net Sales                              Total Assets
                    --------------------                     -------------------
                      Six Months Ended                       03/30/02   09/29/01
----------------------------------------    -------------------------   --------
United States         $52,064    $68,057    United States     $50,774    $48,913
All other countries    29,136     32,599    Canada             25,825     28,534
----------------------------------------    Italy              26,098     28,051
Total                 $81,200   $100,656    Mexico             20,925     19,968
----------------------------------------    France             19,096     19,826
                                            All other
                                                countries      19,692     21,576
                                            ------------------------------------
                                            Total            $162,410   $166,868
                                            ------------------------------------

     8. APPLICOM INTERNATIONAL ACQUISITION

On February 2, 2001 we acquired Applicom International, located in France with additional sales operations in Germany, Italy and the United States. Applicom produces software, interface cards, and related products that provide communication connections in industrial automation systems. As a result of applying the purchase method of accounting we recorded $5.8 million of goodwill. Also, we capitalized software technology in the amount of $5.4 million, which we are amortizing over a period of 9 years. We believe the 9-year life is appropriate because industrial software of this type experiences extended years of revenue growth, and future benefits of this software will last for 9 years or more. (With the adoption of SFAS No. 142 the fair value of "Assembled Workforce" was moved to goodwill and we stopped amortizing this asset (See Note 10)). The following table shows the final fair values of assets and liabilities and purchase accounting adjustments and, where applicable, the useful lives assumed in connection with the Applicom acquisition:

-----------------------------------------------------------------
Purchase price allocation         Fair value      Asset Life
-----------------------------------------------------------------
Current assets                    $   3,745
Software technology                   5,344          9 years
PP&E                                  1,035       3-40 years
Other intangible assets:
 Trade name                             649         15 years
 Assembled workforce                    465         11 years     see notes 8, 10
 Non-compete agreements
                                        423          3 years
Goodwill                              5,828         20 years     see notes 8, 10
-----------------------------------------------------------------
Total assets acquired                17,489
-----------------------------------------------------------------
Current liabilities                   1,381
Long-term debtn                       1,128
Other long-term liabilities             258
-----------------------------------------------------------------
Total liabilities assumed         $   2,767
-----------------------------------------------------------------

Total assets less liabilities                       $ 14,722
Cash consideration paid (net of cash acquired)      $ 14,722


9.       RESTRUCTURING CHARGES

During the second quarter of 2002 we recorded a restructuring charge in the amount of $1.0 million to primarily account for severance and related costs to eliminate about 10% of our salaried positions worldwide. Additionally we identified 31 positions in our manufacturing plant in Northbrook, Illinois, that will be eliminated with the continued migration of product to our new manufacturing plant in Juarez, Mexico. This workforce reduction represents an acceleration of initiatives that we started over the last six months to improve our efficiencies and reduce expenses. We anticipate that the salaried personnel reduction will produce annual savings of about $3 million. The restructuring will result in layoffs of 93 people, of which 70 people were severed as of March 30, 2002. The following table details the activity in the Restructuring Accrual
Accounts:

                                                Restructuring
                                                   Reserve
                                                -------------
Balance at 9/29/2001                              $     --
Charged to expense in Q2 2002
                                                     1,015
Cash paid in Q2 2002                                   456
                                                -------------
Remaining balance at 3/30/2002                    $    559
                                                =============

     10. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into operating expenses, but instead will be reviewed for impairment and written down and charged to operating expenses only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value.

We adopted the provisions of these statements at the beginning of our fiscal year 2002. As a result, we no longer amortize goodwill, which reduced our operating expenses by $0.4 million in the second quarter of 2002 compared to the same period last year. During the second quarter of 2002, we completed with the help of outside consultants a comprehensive study of the fair value of goodwill. We found that the fair values of our reporting unit assets exceed their carrying values. Consequently, we concluded that there was no impairment of goodwill. We will continue to assess the fair values of our reporting unit assets. If in future periods the carrying values of our reporting unit assets exceed their fair values, we will charge the difference to operating income in the period in which the impairment becomes evident.

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently in the process of evaluating the impact, if any, of those pronouncements on our financial statements.


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

We have operations in ten countries outside the United States, and fluctuations in foreign currency exchange rates can impact our results of operations and financial condition.


SECOND QUARTER FISCAL 2002 RESULTS COMPARED WITH SECOND QUARTER FISCAL 2001 RESULTS


SALES
Sales in the second quarter of 2002 declined by 18% year over year, primarily due to adverse economic conditions in the U.S. and international manufacturing environments. Overall unit volumes declined, while selling prices declined by less than one percent, primarily due to competitive pressure. New products introduced during the last three years accounted for $9.6 million of revenue in the second quarter of fiscal year 2002 and compare to $13.6 million recorded last year. Sales in our Connectivity Segment declined 23% while Electrical Segment sales declined by 8%. Measured in constant 2001 Dollars, overall sales declined 17%.

SALES BY REGION
In the United States, sales were $28.0 million in the second quarter of fiscal 2002 and $34.4 million last year, a 19% decline. Unfavorable economic conditions primarily drove this decline. We recorded approximately 34% of our revenues in foreign currencies during the second quarters of fiscal 2002 and 2001.

BACKLOG
The backlog of unfilled orders stood at $14.9 million at the end of this quarter as compared to $20.0 million a year ago, which translates to 20 and 28 average days of sales for the second quarters of 2002 and 2001, respectively. Connectivity products accounted for the decrease and the majority of the absolute level of backlog.

GROSS PROFIT
Gross profit as a percent of sales was 36.6% in the second quarter of fiscal 2002 and 40.3% last year. The lower gross margin was caused primarily by lower capacity utilization in all of our plants, startup costs for new products, reductions in inventories and product mix shifts. Also, the migration of product to our new Mexican manufacturing facility increased our costs during the second quarter of 2002. A decrease in our LIFO reserve requirement increased our gross profit by $0.4 million or one percentage point of sales in the second quarter of fiscal year 2002. There was no impact from LIFO in the second quarter of last year.

OPERATING EXPENSES
Operating expenses, including expenses for Research and Development, were 33.6% of sales in 2002 compared to last year's 28.0%. During the second quarter of 2002 we recorded a restructuring charge in the amount of $1.0 million to account for severance and related costs to eliminate about 10% of our salaried positions worldwide. This workforce reduction represents an acceleration of initiatives that we started over the last six months to improve our efficiencies and reduce expenses. We anticipate that this personnel reduction will produce annual savings of about $3 million. Excluding this charge operating expenses were $1.3 million lower in the second quarter of 2002 as compared to 2001.

During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to stop amortizing goodwill. Last year's second quarter operating expenses included a $0.4 million charge for amortization of goodwill.

SEGMENT OPERATING INCOME
Income from operations in the second quarter of 2002 was $0.3 million for the Connectivity Segment, a 93% decline, and $1.2 million for the Electrical Segment, a 36% decline. Applicom was slightly dilutive to operating income. The decline in profitability in both the Connectivity and Electrical Segments was due primarily to the decline in volumes and lower levels of utilization and product mix.

NET INCOME
Weak economic conditions in the U.S. and international manufacturing markets during the second quarter of fiscal year 2002 was the predominant factor in the decline in net income to $0.1 million from $3.4 million last year. The effective tax rates were 61.3% and 37.7% in the second quarters of 2002 and 2001, respectively. The increased rate in the second quarter of 2002 is primarily a result of not tax-effecting certain expenses and losses from foreign operations. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We continue to invest in property and equipment, including new machinery, computer systems and facilities. On October 10, 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to migrate U.S. production to a lower cost labor market. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This investment required approximately $0.3 million of cash in the second quarter of fiscal 2002 and was financed through cash internally generated by operations. We estimate an additional $1.0 million will be required during fiscal year 2002 to finish this project.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2002.

At March 30, 2002 we had $46.5 million of long-term debt outstanding and we had unused credit facilities that provide for additional borrowings of up to $24.0 million. On April 23, 2002 we signed an amendment to our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment was effective as of March 30, 2002 and will expire on March 29, 2003, when the maximum debt to EBITDA ratio will revert back to 2.5, and the minimum interest coverage ratio will revert back to 3.0. We are in compliance with all provisions of our funding arrangements. We believe, that we will be in compliance with all provisions of our funding arrangements for the next fiscal year.

We do not have any exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.


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


FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information, so that investors can better understand a company's future prospects, and make informed investment decisions. This report, and other written and oral statements that we make from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements set out anticipated results based on management's plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as "anticipate", "estimate", "expect", "plan", "believe", and words and terms of similar substance, in connection with any discussion of future operating or financial performance.

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

We recorded the difference between the carrying values and fair values of related hedged assets and liabilities of $0.3 million in accumulated other comprehensive loss to recognize deferred net income on derivatives designated as cash flow hedges, and a net increase in other assets of approximately $0.3 million during the period just ended. We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement.

$46.0 million of our long-term debt is denominated in U.S. Dollars, the remainder is denominated in Euros, and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.


                           PART II - OTHER INFORMATION
                           ITEM 1 - LEGAL PROCEEDINGS

We are subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, we have incurred, and expect to incur, assessment, remediation and related costs at one of our facilities. In 1991, we reported to state regulators a release at that site from an underground storage tank ("UST"). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility. Our independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. Our consultant has remediated the soils in this area but believes that it is a source of contamination of groundwater, both on-site and off-site. Our consultant's investigation indicates that there were releases by the previous owners in areas over which they subsequently built additions. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ. We continue to investigate the extent of other sources of contamination in addition to the removed UST, the above-referenced disposal area and the areas under building additions, including possible evidence of past or current releases by others in the vicinity around our facilities.

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we have asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers have denied coverage and two of them have filed a declaratory judgment action to that effect against us in federal district court.

Our consultant estimates that a minimum of approximately $1.5 million of investigation and remediation expenses, both on-site and off-site, remain to be incurred. We have a reserve for such purposes. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. We are continuing to monitor the conditions at the site and will adjust our reserve if necessary. We may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect our consolidated net income for the period in which such costs are incurred. At this time, however, we cannot estimate the time or potential magnitude of such costs, if any.

                            PART II OTHER INFORMATION
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 25, 2002. The following proposals were adopted by the margins indicated:

1.   To vote for the election of the following nominees to the Board of
     Directors:

                          For        Authority Withheld     Against     Abstain
                          ---        ------------------     -------     -------
Daniel T. Carroll      8,991,922          1,067,844            0           0
Philippe Lemaitre      9,379,189            680,577            0           0
Sarilee K. Norton      8,979,107          1,080,659            0           0

Charles W. Denny, Ann F. Hackett, Linda Y. C. Lim, Dale A. Miller, Eugene P. Nesbeda, and Alan L. Shaffer continued their terms as directors after the Annual Meeting of Stockholders.


2.   To vote for the approval of the 2001 Stock Awards Plan:

                          For        Authority Withheld     Against     Abstain
                          ---        ------------------     -------     -------
                       5,631,011              0            2,817,532   1,611,223


3. Ratification of the appointment of Arthur Andersen LLP as Woodhead Industries, Inc.'s independent public accountants:

                          For        Authority Withheld     Against     Abstain
                          ---        ------------------     -------     -------
                       9,514,445              0             253,608     291,713

The number of broker non-votes for matter 2. above was 1,181,616 and is included in the abstentions total.



                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     A.   Reports on Form 8-K

During the quarter just ended we did not file any report on Form 8-K.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: May 7, 2002



BY: /s/ Robert H. Fisher                      BY: /s/Joseph P. Nogal
----------------------------------                ------------------------------
Robert H. Fisher                                  Joseph P. Nogal
Vice President, Finance and C.F.O.                Vice President,
(Principal Financial Officer)                     Treasurer/Controller
                                                  (Principal Accounting Officer)