Form 10-Q
period 2002-06-29
WOODHEAD INDUSTRIES INC
filed 2002-08-12
CIK 108215

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


                    For the quarterly period ended 6/29/2002
                                                   ---------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________


                          Commission File Number 0-5971


                            WOODHEAD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                   36-1982580
----------------------------------------                   -------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)


 THREE PARKWAY NORTH #550, Deerfield, IL                       60015
----------------------------------------                   -------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__   No _____.

The number of common shares outstanding as of July 2, 2002 was 11,754,632

================================================================================

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                3

ITEM 1 - FINANCIAL STATEMENTS                                                 3
   Consolidated Balance Sheets                                                3
   Consolidated Statements of Income                                          4
   Consolidated Statements of Cash Flows                                      5
   Consolidated Statements of Comprehensive Income                            6
   Notes to Financial Statements                                              7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       13
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                   15

PART II - OTHER INFORMATION                                                  16

ITEM 1 - LEGAL PROCEEDINGS                                                   16
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    17
SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 29, 2002 and September 29, 2001
(Amounts in Thousands)

                                                              ------------
                                                               unaudited
                                                              ------------     ------------
ASSETS                                                         6/29/2002         9/29/2001
                                                              ------------     ------------
CURRENT ASSETS
   Cash and short-term investments                            $     12,827     $      4,156
   Accounts receivable                                              32,093           31,150
   Inventories                                                      18,074           23,743
   Prepaid expenses                                                  3,264            2,726
   Refundable income taxes                                             222              781
   Deferred income taxes                                             4,016            3,892
-------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                             70,496           66,448
 Property, plant and equipment, net                                 65,910           65,599
 Other Intangible assets, net                                          842            1,314
 Goodwill, net                                                      29,045           27,002
 Deferred income taxes                                               3,332            3,283
 Other Assets                                                        2,580            3,222
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                  $    172,205     $    166,868
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable                                            $      8,679     $      9,544
  Accrued expenses                                                  15,068           13,719
  Income taxes payable                                                 985            1,468
 Current portion of long-term debt                                   4,479              279
-------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                           29,211           25,010
Long-term debt                                                      41,021           45,400
Deferred income taxes                                                1,657            1,292
Other liabilities                                                    2,044            2,447
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   73,933           74,149

STOCKHOLDERS' INVESTMENT:
  Common stock at par (shares issued: 11,755 at 6/29/2002
     and 11,568 at 9/29/01)                                         11,755           11,568
  Additional paid-in capital                                        15,565           13,979
  Deferred stock compensation                                         (246)            (352)
  Accumulated other comprehensive loss                              (2,654)          (7,645)
  Retained earnings                                                 73,852           75,169
-------------------------------------------------------------------------------------------
     Total stockholders' investment                                 98,272           92,719
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                $    172,205     $    166,868
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months ended June 29, 2002 and June 30, 2001 (Amounts in Thousands, except per share data, unaudited)

                                             ------------------------------    ------------------------------
                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                             ------------------------------    ------------------------------
                                                6/29/2002       6/30/2001         6/29/2002        6/30/2001
                                             ------------------------------    ------------------------------
NET SALES                                     $     45,603     $     47,455     $    126,803     $    148,111
  Cost of Sales                                     28,174           28,977           79,296           89,060
                                             ------------------------------    ------------------------------
GROSS PROFIT                                        17,429           18,478           47,507           59,051
OPERATING EXPENSES                                  14,110           14,782           40,544           43,189
RESTRUCTURING CHARGE                                    --               --            1,015               --
                                             ------------------------------    ------------------------------
TOTAL OPERATING EXPENSES                            14,110           14,782           41,559           43,189

INCOME FROM OPERATIONS                               3,319            3,696            5,948           15,862

OTHER EXPENSES
  Interest Expense                                     782              908            2,361            2,559
  Interest Income                                      (23)             (44)             (56)            (239)
  Other Expenses, Net                                  (96)             423              253              765
                                             ------------------------------    ------------------------------
INCOME BEFORE TAXES                                  2,656            2,409            3,390           12,777
PROVISION FOR INCOME TAXES                           1,130              872            1,576            4,747
                                             ------------------------------    ------------------------------
NET INCOME                                    $      1,526     $      1,537     $      1,814     $      8,030


Add back: amortization of goodwill                      --              310               --              869
                                             ------------------------------    ------------------------------
ADJUSTED NET INCOME                           $      1,526     $      1,847     $      1,814     $      8,899

EARNINGS PER SHARE, BASIC
As reported                                   $       0.13     $       0.13     $       0.16     $       0.70
Adjusted                                      $       0.13     $       0.16     $       0.16     $       0.78

EARNINGS PER SHARE, DILUTED
As reported                                   $       0.13     $       0.13     $       0.15     $       0.68
Adjusted                                      $       0.13     $       0.16     $       0.15     $       0.75

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
  Basic                                             11,718           11,501           11,633           11,465
  Diluted                                           11,970           11,811           11,821           11,808
DIVIDENDS PER SHARE                           $       0.09     $       0.09     $       0.27     $       0.27

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended June 29, 2002 and June 30, 2001
(Amounts in Thousands, unaudited)

                                                              ------------------------------
                                                                     Nine Months ended
                                                              ------------------------------
                                                                 06/29/02         06/30/01
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the period                                 $      1,814     $      8,030
     Adjustments to reconcile net income to net
          cash flows from operating activities:
     Depreciation and amortization                                    7,687            8,199
     (Increase) Decrease in:
          Accounts receivable                                           107            1,800
          Inventories                                                 6,273           (1,257)
          Prepaid expenses                                              598              177
          Deferred income taxes and other assets                       (238)            (420)
     (Decrease) Increase in:
          Accounts payable                                           (1,155)             286
          Accrued expenses                                               72           (1,716)
          Income taxes payable                                         (513)             276
          Deferred income taxes and other liabilities                  (214)            (156)
          Tax benefit from employee stock options                       219              246
--------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                      14,650           15,465
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant & equipment                        (5,766)          (7,428)
     Dispositions of property, plant & equipment                        152               81
     Acquisition of Applicom (less cash acquired)                        --          (15,475)
--------------------------------------------------------------------------------------------
Net cash used for investing activities                               (5,614)         (22,822)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term debt                                         --               --
     (Decrease) Increase in long-term debt                             (235)           4,704
     Sales of stock                                                   1,659            1,074
     Dividend payments                                               (3,143)          (3,099)
--------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                 (1,719)           2,679
--------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                              1,354             (571)
--------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS            8,671           (5,249)

     Cash and short-term investments at beginning of period           4,156            8,702
     Cash and short-term investments at end of period          $     12,827     $      3,453
--------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
     Interest                                                  $      1,564     $      1,565
     Income taxes                                              $      1,622     $      1,803

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months ended June 29, 2002 and June 30, 2001 (Amounts in Thousands, unaudited)

                                                               --------------------------   --------------------------
                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               --------------------------   --------------------------
                                                                 6/29/2002      6/30/2001     6/29/2002      6/30/2001
-----------------------------------------------------------------------------------------   --------------------------
Net Income                                                      $    1,526     $    1,537    $    1,814     $    8,030
Other comprehensive income (loss):
      Accumulated foreign currency translation
            adjustment, before tax                                   7,395            701         5,079         (2,601)
      Unrealized gain/(loss) on cash flow hedging instrument          (336)            98           (88)           548
      Income tax (expense) benefit related to
            other comprehensive income                                  --             --            --             --
-----------------------------------------------------------------------------------------   --------------------------
Comprehensive income (loss), net of tax                         $    8,585     $    2,336    $    6,805     $    5,977
-----------------------------------------------------------------------------------------   --------------------------

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


     2. LONG TERM DEBT

Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment will expire on March 29, 2003, when the maximum debt to EBITDA ratio will revert back to 2.5, and the minimum interest coverage ratio will revert back to 3.0. We are in compliance with all provisions of our funding arrangements. At June 29, 2002 we had unused revolving credit agreements with a bank that provide for borrowings of up to $25.0 million at the bank's prime or offered rate.


     3. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                              6/29/02         9/29/01
----------------------------------------------------------------------------------------
Inventories valued using FIFO                              $     11,986     $     16,223
----------------------------------------------------------------------------------------
Inventories valued using LIFO:
                     At FIFO cost                                 9,854           12,200
                     Less: Reserve to reduce to LIFO             (3,766)          (4,680)
                     -------------------------------------------------------------------
LIFO Inventories                                                  6,088            7,520
----------------------------------------------------------------------------------------
Total Inventories                                                18,074           23,743
----------------------------------------------------------------------------------------

Inventory composition using FIFO
                     Raw materials                               13,104           17,143
                     Work-in-process and finished goods           8,736           11,280
----------------------------------------------------------------------------------------
Total Inventories at FIFO                                  $     21,840     $     28,423
----------------------------------------------------------------------------------------

Had we used the FIFO method for all inventories, Net Income would have been $0.1 million and $0.6 million lower in the three and nine months ended 6/29/2002, respectively. There was no LIFO impact on Net Income in the three and nine months ended 6/30/2001.


     4. PROPERTY, PLANT AND EQUIPMENT

                                                                 6/29/02          9/29/01
-------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                        $    138,308     $    137,156
 Less: Accumulated depreciation and amortization                   (72,398)         (71,557)
-------------------------------------------------------------------------------------------
 Property, plant and equipment, net                           $     65,910     $     65,599
-------------------------------------------------------------------------------------------

During the nine-month period just ended we disposed of approximately $7.8 million of unused, fully depreciated fixed assets, and the accompanying accumulated depreciation. We did not record any material loss on these disposals.


     5. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                    Three Months Ended          Nine Months Ended
                                                -------------------------   -------------------------
                                                  06/29/02      06/30/01      06/29/02     06/30/01
-----------------------------------------------------------------------------------------------------
Net Income                                       $    1,526    $    1,537    $    1,814    $    8,030
Add back: amortization of goodwill               $       --    $      310    $       --    $      869
                                                -------------------------   -------------------------
Adjusted Net Income                              $    1,526    $    1,847    $    1,814    $    8,899
                                                =========================   =========================
Earnings per share, basic
     As reported                                 $     0.13    $     0.13    $     0.16    $     0.70
     Adjusted                                    $     0.13    $     0.16    $     0.16    $     0.78
Earnings per share, diluted
     As reported                                 $     0.13    $     0.13    $     0.15    $     0.68
     Adjusted                                    $     0.13    $     0.16    $     0.15    $     0.75
                                                -------------------------   -------------------------

Weighted-average number of shares outstanding        11,718        11,501        11,633        11,465
Dilutive common stock options                           252           310           188           343
                                                -------------------------   -------------------------
Weighted-average number of shares outstanding
 plus dilutive common stock options                  11,970        11,811        11,821        11,808
-----------------------------------------------------------------------------------------------------


     6. COMMON STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,755,000 and 11,568,000 on June 29, 2002 and September 29, 2001, respectively.

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

THREE MONTHS

     Segment data

                                     Net Sales                      Income from Operations
                          ------------------------------        -----------------------------
                                Three Months Ended                    Three Months Ended
                          ------------------------------        -----------------------------
                           06/29/02             06/30/01         06/29/02            06/30/01
                          ------------------------------        -----------------------------
Connectivity               $ 31,093             $ 32,297         $  2,525            $  2,859
Electrical                   14,510               15,158            1,233               1,340
Corporate and other                                                  (439)               (503)
--------------------------------------------------------        -----------------------------
Total                      $ 45,603             $ 47,455         $  3,319            $  3,696
--------------------------------------------------------        -----------------------------
                          Additions to long-lived assets        Depreciation and Amortization
                          ------------------------------        -----------------------------
                               Three Months Ended                     Three Months Ended
                          ------------------------------        -----------------------------
                           06/29/02             06/30/01        06/29/02             06/30/01
                          ------------------------------        -----------------------------
Connectivity               $    880             $  1,617         $  1,966            $  2,199
Electrical                      588                  928              672                 759
Corporate and other               3                    3               50                  59
--------------------------------------------------------        -----------------------------
Total                      $  1,471             $  2,548         $  2,688            $  3,017
--------------------------------------------------------        -----------------------------

                                    Total Assets
                          ------------------------------
                           06/29/02             09/29/01
                          ------------------------------
Connectivity               $128,805             $125,275
Electrical                   31,179               31,613
Corporate and other          12,221                9,980
--------------------------------------------------------
Total                      $172,205             $166,868
--------------------------------------------------------
                                                                      Three Months Ended
---------------------------------------------------------------------------------------------
Reconciliation of Income from Operations to Net Income           06/29/02            06/30/01
--------------------------------------------------------        -----------------------------
Income from operations                                           $  3,319            $  3,696
Less: Interest income (expense), net                                 (759)               (864)
        Other income (expense), net                                    96                (423)
        Income taxes                                               (1,130)               (872)
---------------------------------------------------------------------------------------------
Net Income                                                       $  1,526            $  1,537
---------------------------------------------------------------------------------------------


Geographic Data

                                     Net Sales                                               Total Assets
                          ------------------------------                            ---------------------------
                                Three Months Ended                                   06/29/02          09/29/01
                          ------------------------------   ----------------------------------------------------
                           06/29/02             06/30/01    United States              49,481          $ 48,913
--------------------------------------------------------
United States              $ 28,292             $ 30,965    Canada                     28,346            28,534

All other countries          17,311               16,490    Italy                      29,757            28,051
--------------------------------------------------------
Total                      $ 45,603             $ 47,455    Mexico                     20,799            19,968
--------------------------------------------------------
                                                            France                     22,108            19,826

                                                            All other countries        21,714            21,576
                                                           ----------------------------------------------------
                                                            Total                    $172,205          $166,868
                                                           ----------------------------------------------------



NINE MONTHS

     Segment data

                                     Net Sales                      Income from Operations
                          ------------------------------        -----------------------------
                                 Nine Months Ended                    Nine Months Ended
                          ------------------------------        -----------------------------
                           06/29/02             06/30/01         06/29/02            06/30/01
                          ------------------------------        -----------------------------
Connectivity               $ 82,453             $ 99,167         $  3,163            $ 11,588
Electrical                   44,350               48,944            3,397               5,161
Corporate and other                                                  (612)               (887)
--------------------------------------------------------        -----------------------------
Total                      $126,803             $148,111         $  5,948            $ 15,862
--------------------------------------------------------        -----------------------------
                          Additions to long-lived assets        Depreciation and Amortization
                          ------------------------------        -----------------------------
                                 Nine Months Ended                    Nine Months Ended
                          ------------------------------        -----------------------------
                           06/29/02             06/30/01         06/29/02            06/30/01
                          ------------------------------        -----------------------------
Connectivity               $  3,224             $  4,484         $  5,605            $  6,010
Electrical                    2,519                2,917            1,903               2,002
Corporate and other              23                   27              179                 187
--------------------------------------------------------        -----------------------------
Total                      $  5,766             $  7,428         $  7,687            $  8,199
--------------------------------------------------------        -----------------------------

                                    Total Assets
                          ------------------------------
                           06/29/02             09/29/01
                          ------------------------------
Connectivity               $128,805             $125,275
Electrical                   31,179               31,613
Corporate and other          12,221                9,980
--------------------------------------------------------
Total                      $172,205             $166,868
--------------------------------------------------------
                                                                       Nine Months Ended
---------------------------------------------------------------------------------------------
Reconciliation of Income from Operations to Net Income           06/29/02            06/30/01
--------------------------------------------------------        -----------------------------
Income from operations                                           $  5,948            $ 15,862
Less: Interest income (expense), net                               (2,305)             (2,320)
        Other income (expense), net                                  (253)               (765)
        Income taxes                                               (1,576)             (4,747)
---------------------------------------------------------------------------------------------
Net Income                                                       $  1,814            $  8,030
---------------------------------------------------------------------------------------------


Geographic Data

                                     Net Sales                                              Total Assets
                          ------------------------------                            ---------------------------
                                 Nine Months Ended                                   06/29/02          09/29/01
                          ------------------------------   ----------------------------------------------------
                             06/29/02           06/30/01    United States            $ 49,481          $ 48,913
--------------------------------------------------------
United States              $ 80,356             $ 87,518    Canada                     28,346            28,534

All other countries          46,447               60,593    Italy                      29,757            28,051
--------------------------------------------------------
Total                      $126,803             $148,111    Mexico                     20,799            19,968
--------------------------------------------------------
                                                            France                     22,108            19,826

                                                            All other countries        21,714            21,576
                                                           ----------------------------------------------------
                                                            Total                    $172,205          $166,868
                                                           ----------------------------------------------------


     8. RESTRUCTURING CHARGES

During the second quarter of 2002 we recorded a restructuring charge in the amount of $1.0 million to primarily account for severance and related costs to eliminate about 10% of our salaried positions worldwide. Additionally we identified 31 positions in our manufacturing plant in Northbrook, Illinois, that will be eliminated with the continued migration of product to our new manufacturing plant in Juarez, Mexico. This workforce reduction represents an acceleration of initiatives that we started over the last six months to improve our efficiencies and reduce expenses. We anticipate that the salaried personnel reduction will produce annual savings of about $3 million. The restructuring will result in layoffs of 93 people, of which 74 people were severed as of June 29, 2002. The following table details the activity in the Restructuring Accrual
Accounts:

                                     Restructuring
                                       Reserve
                                     -------------
Balance at 9/29/2001                 $        --
Charged to expense in Q2 2002              1,015
Cash paid in 2002                            771
                                     -------------
Remaining balance at 6/29/2002       $       244
                                     =============

     9. RECENTLY ISSUED ACCOUNTING STANDARDS

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

We adopted the provisions of these statements at the beginning of our fiscal year 2002. As a result, we no longer amortize goodwill, which reduced our operating expenses by $0.4 million in the third quarter of 2002 compared to the same period last year. During the second quarter of 2002, we completed with the help of outside consultants a comprehensive study of the fair value of goodwill. We found that the fair values of our reporting unit assets exceed their carrying values. Consequently, we concluded that there was no impairment of goodwill. We will continue to assess the fair values of our reporting unit assets. If in future periods the carrying values of our reporting unit assets exceed their fair values, we will charge the difference to operating income in the period in which the impairment becomes evident.

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We are currently in the process of evaluating the impact, if any, of those pronouncements on our financial statements.

     10. CONTINGENT LIABILITIES

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we have asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers have denied coverage and two of them filed a declaratory judgment action to that effect against us in federal district court. The third insurer has now joined in this action.

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


THIRD QUARTER FISCAL 2002 RESULTS COMPARED WITH THIRD QUARTER FISCAL 2001
RESULTS

SALES
Sales in the third quarter of 2002 declined by 3.9% year over year, primarily due to adverse economic conditions in the U.S. and international manufacturing environments. Overall unit volumes declined, while selling prices declined by less than one percent, primarily due to competitive pressure. New products introduced during the last three years accounted for $10.7 million of revenue in the third quarter of fiscal year 2002 and compare to $15.9 million recorded last year. Sales in our Connectivity Segment declined 3.7% while Electrical Segment sales declined by 4.3%. Measured in constant 2001 Dollars, overall sales declined 5.9%.

SALES BY REGION
In the United States, sales were $28.3 million in the third quarter of fiscal 2002 and $31.0 million last year, a 8.7% decline. Unfavorable economic conditions primarily drove this decline. We recorded approximately 38% and 36% of our revenues in foreign currencies during the third quarters of fiscal 2002 and 2001, respectively. While our international revenue was up 2.4% in the third quarter of 2002 compared to last year helped by the stronger Euro, these sales were down 3% in constant 2001 Dollars primarily due to market conditions.

BACKLOG
The backlog of unfilled orders stood at $16.2 million at the end of this quarter as compared to $15.1 million a year ago, which translates to 22 and 21 average days of sales for the third quarters of 2002 and 2001, respectively. The increase was largely due to a $1.0 million project order at the Aero-Motive company, with shipment beginning in the fourth quarter of 2002.

GROSS PROFIT
Gross profit as a percent of sales was 38.2% in the third quarter of fiscal 2002 and 38.9% last year. The lower gross margin was caused primarily by lower capacity utilization in all of our plants, startup costs for new products, reductions in inventories and product mix shifts. A decrease in our LIFO reserve requirement increased our gross profit by $0.2 million or one half of one percentage point of sales in the third quarter of fiscal year 2002. There was no impact from LIFO in the third quarter of last year.

OPERATING EXPENSES
Operating expenses, including expenses for Research and Development, were 30.9% of sales in the third quarter of 2002 compared to last year's 31.1%. During the first quarter of 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires us to stop amortizing goodwill. Last year's third quarter operating expenses included a $0.4 million charge for amortization of goodwill.

SEGMENT OPERATING INCOME
Income from operations in the third quarter of 2002 was $2.5 million for the Connectivity Segment, a 11.7% decline compared to last year, and $1.2 million for the Electrical Segment, a 8.0% decline compared to last year. The decline in profitability in both the Connectivity and Electrical Segments was due primarily to the decline in volumes and lower levels of utilization and product mix.

NET INCOME
Net income in the third quarter of 2002 was $1.5 million and compares to $1.5 million last year. The effective tax rates were 42.5% and 36.2% in the third quarters of 2002 and 2001, respectively. The increased rate in the third quarter of 2002 is primarily a result of not tax-effecting certain expenses and losses from foreign operations. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We continue to invest in property and equipment, including new machinery, computer systems and facilities. On October 10, 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to migrate U.S. production to a lower cost labor market. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This investment required approximately $0.4 million of cash in the third quarter of fiscal 2002 and was financed through cash internally generated by operations. We estimate an additional $0.8 million will be required during the fourth quarter of fiscal year 2002 to finish this project.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2002.

At June 29, 2002 we had $45.5 million of long-term debt outstanding and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to
2.0. This amendment will expire on March 29, 2003, when the maximum debt to EBITDA ratio will revert back to 2.5, and the minimum interest coverage ratio will revert back to 3.0. We are in compliance with all provisions of our funding arrangements. We believe, that we will be in compliance with all provisions of our funding arrangements for the next fiscal year.

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

We recorded the difference between the carrying values and fair values of related hedged assets and liabilities of $0.3 million and $0.1 million, for the third quarter and year-to-date, respectively, in accumulated other comprehensive loss to recognize deferred net loss on derivatives designated as cash flow hedges, and a net decrease in other assets of $0.3 million, and $0.1 million, for the third quarter and year-to-date, respectively. We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement.

$45.0 million of our long-term debt is denominated in U.S. Dollars, the remainder is denominated in Euros, and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.


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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we have asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers have denied coverage and two of them filed a declaratory judgment action to that effect against us in federal district court. The third insurer has now joined in this action.

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

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.   Reports on Form 8-K

     During the quarter just ended we did not file any report on Form 8-K.




SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: August 12, 2002



BY:  /s/ Robert H. Fisher                     BY:  /s/ Joseph P. Nogal
----------------------------------            ------------------------------
Robert H. Fisher                              Joseph P. Nogal
Vice President, Finance and C.F.O.            Vice President,
(Principal Financial Officer)                 Treasurer/Controller
                                              (Principal Accounting Officer)