Form 10-K
period 2002-09-28
WOODHEAD INDUSTRIES INC
filed 2002-12-24
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

  [x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002
                         Commission file number 0-5971

[ ]                      TRANSITION REPORT PURSUANT TO
                            SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934


                           WOODHEAD INDUSTRIES, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                      36-1982580
-----------------------------------             ------------------------------
 (State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification Number)


    Three Parkway North, Suite 550, Deerfield, IL.                60015
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


                                (847) 236-9300
     --------------------------------------------------------------------
               Registrants Telephone Number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT


     Common Stock, Par Value $1.00                      NASDAQ
     Preferred Stock Purchase Rights                    NASDAQ
     ---------------------------------          ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 13, 2002 was $120,684,901. The number of common shares outstanding as of December 13, 2002 was 11,890,138


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders and portions of the 2002 Annual Report to Stockholders are incorporated by reference in Parts I, II, III, and IV.

                               TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS                                                           2

  GENERAL                                                                    2
  BUSINESS SEGMENTS                                                          2
  PRODUCTS                                                                   2
  DISTRIBUTION                                                               2
  RAW MATERIALS                                                              3
  PATENTS AND INTELLECTUAL PROPERTY RIGHTS                                   3
  CUSTOMERS                                                                  3
  BACKLOG                                                                    3
  COMPETITION                                                                3
  INTERNATIONAL OPERATIONS                                                   3
  RESEARCH & DEVELOPMENT                                                     3
  ENVIRONMENTAL MATTERS                                                      3
  EMPLOYEES                                                                  4
  FORWARD-LOOKING STATEMENTS                                                 4

ITEM 2.   PROPERTIES                                                         5

ITEM 3.   LEGAL PROCEEDINGS                                                  6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                6


PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                            6

ITEM 6.   SELECTED FINANCIAL DATA                                            6

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          6

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          6

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        6

ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           7

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  7

ITEM 11. EXECUTIVE COMPENSATION                                              8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                      8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      9

ITEM 14. CONTROLS AND PROCEDURES                                             9

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     9
  15 (a) (1) FINANCIAL STATEMENTS                                            9
  15 (a) (2) FINANCIAL STATEMENT SCHEDULES                                  10
  15 (a) (3) EXHIBITS                                                       10
  15 (b) REPORTS ON FORM 8-K                                                12

SIGNATURES                                                                  13

CERTIFICATE PURSUANT TO SECTION 302-PHILIPPE LEMAITRE                       14

CERTIFICATE PURSUANT TO SECTION 302-ROBERT H. FISHER                        15

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

Note that throughout this 2002 10-K report, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

BUSINESS SEGMENTS

See Note 13: Segment Information and Geographic Data on pages 39 and 40 of our 2002 Annual Report. This discussion is incorporated by reference.


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

RAW MATERIALS

Parts and materials for our products are readily available from a variety of suppliers. It has been our practice to develop more than one source of supply for critical items.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

We hold patents, trademarks and licensing agreements on certain of our products. We believe these trademarks and patents are valuable but not essential to the future growth of our businesses.

CUSTOMERS

We sell our products to a broad customer base. No single customer accounted for ten percent or more of our sales revenue.

BACKLOG

The backlog of unfilled orders stood at $14.3 million, $13.8 million, and $19.2 million at the end of 2002, 2001, and 2000, respectively. Connectivity backlog decreased four percent when compared to 2001. This reduction was more than offset by the increase in backlog in Electrical and was the result of a large government order received in the third quarter of 2002 and only partially shipped by the end of fiscal year 2002.

COMPETITION

Similar products of the type sold by us are also available from competitors. We believe delivery time, as well as quality and customer service are important to our success. Our ability to manufacture high-quality products, that serve specialized needs, as well as our multiple channels of distribution differentiate us from the competition.

INTERNATIONAL OPERATIONS

A significant portion of our business is from outside the United States. The international operations are conducted through our subsidiaries who sell and manufacture products from both of our business segments. Fluctuations in foreign currency exchange rates can impact our results of operations and financial condition. Since much of our international manufacturing costs and operating expenses are also incurred in local currencies, the impact of exchange rates on reported net income is partially mitigated. See Note 13:
Segment Information and Geographic Data on pages 39 and 40 of our 2002 Annual Report. This discussion is incorporated by reference.

RESEARCH & DEVELOPMENT

See Note 12: Research and Development on page 39 of our 2002 Annual Report. This discussion is incorporated by reference.

ENVIRONMENTAL MATTERS

Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate, or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. For additional details on the environmental exposure, see Note 16: Contingent Liabilities on page 44 our 2002 Annual Report. This discussion is incorporated by reference.

EMPLOYEES

At the end of fiscal year 2002, we had 1,490 full-time employees.

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

International-based revenues and substantial international assets result in our exposure to currency exchange rate fluctuations. We continuously evaluate the economic and operational impact of all foreign currency, including its impact on competition, pricing, and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen, or that no material disruption will occur in our business.

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

ITEM 2. PROPERTIES

We own facilities in the following locations:


----------------------------------------------------------------------------------------------------------
              Location                  Land owned     Floor Area          Business Segment
----------------------------------------------------------------------------------------------------------

Juarez, Mexico                          16.5 acres   229,000 sq. ft.     Connectivity and Electrical
Northbrook, Illinois                     4.7 acres   125,000 sq. ft.     Connectivity and Electrical
Kalamazoo, Michigan                     39.1 acres   116,000 sq. ft.     Electrical
Franklin, Massachusetts                  6.6 acres    60,000 sq. ft.     Connectivity
El Paso, Texas                           5.0 acres    50,000 sq. ft.     Connectivity and Electrical
Ebbw Vale, UK                            4.5 acres    42,000 sq. ft.     Connectivity
Belvidere, Illinois                      3.5 acres    36,000 sq. ft.     Electrical
Barneveld, Holland                       1.3 acres    30,000 sq. ft.     Electrical
Bretten, Germany                         1.4 acres    27,000 sq. ft.     Connectivity
Cusano Milano, Italy                     0.1 acres    18,000 sq. ft.     Connectivity
Caudebec-les-Elbeuf, France              0.2 acres     6,000 sq. ft.     Connectivity


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


------------------------------------------------------------------------------------------
              Location                      Floor Area         Business Segment
------------------------------------------------------------------------------------------

Waterloo, Canada                            60,000 sq. ft.     Connectivity
Mississauga, Canada                         20,000 sq. ft.     Connectivity
Paderno, Italy                              18,300 sq. ft.     Connectivity
Deerfield, Illinois                         11,600 sq. ft.     Corporate Headquarters
Grand Rapids, Michigan                      10,500 sq. ft.     Electrical
Lagny-Sur-Marne, France                      6,500 sq. ft.     Connectivity
Genoa, Italy                                 3,300 sq. ft.     Connectivity
Toh Tuck, Singapore                          3,000 sq. ft.     Connectivity
Caudebec-les-Elbeuf, France                  2,000 sq. ft.     Connectivity
Leinfelden, Germany                          1,000 sq. ft.     Connectivity
Yokohama, Japan                                900 sq. ft.     Connectivity
Shanghai, China                                500 sq. ft.     Connectivity
Nagoya, Japan                                  300 sq. ft.     Connectivity


Our new 120,000 square foot plant in Juarez, Mexico was completed in 2002. Our two Juarez plants are manufacturing resources for all our North American subsidiaries. With the addition of this new facility, we believe there is sufficient capacity available to cover our needs through at least fiscal year 2003.


ITEM 3. LEGAL PROCEEDINGS

See Note 16: Contingent Liabilities on page 44 our 2002 Annual Report. This discussion is incorporated by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2002, which ended on September 28, 2002, there were no matters submitted to a vote of security holders either through solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

See Note 19: Summary of Quarterly Data on page 45 of our 2002 Annual Report. This discussion is incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA

Historical financial information is incorporated by reference to the "FINANCIAL PROFILE" on page 24 of our 2002 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 25 through 28 of our 2002 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 2: Financial Instruments on pages 34 and 35 of our 2002 Annual Report. This discussion is incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference to the "Report of Independent Public Accountants" on page 23, and to the consolidated financial statements and notes to financial statements on pages 29 through 45 of our 2002 Annual Report.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item is incorporated by reference to our current report on Form 8-K, which we filed on May 8, 2002 confirming the dismissal of Arthur Andersen LLP as our independent auditor and confirming the engagement of Ernst & Young LLP as our independent auditor.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our Directors is incorporated by reference to the discussion under Item 1, "Nominees and Continuing Directors" on pages 1 through 5 of our Proxy Statement for the 2003 Annual Meeting of Stockholders. Our Executive Officers are:


Name                           Age    Position                                                  Position held since
--------------------------------------------------------------------------------------------------------------------

Philippe Lemaitre               53    President and Chief Executive Officer                            January 2001

Robert H. Fisher                54    Vice President of Finance, Chief Financial Officer              December 2000

Robert A. Moulton               53    Vice President, Human Resources                                      May 1987

Joseph P. Nogal                 47    Vice President, Treasurer/Controller and Assistant               January 1999
                                      Secretary

Robert J. Tortorello            53    Vice President, General Counsel and Secretary                    January 1991


All officers are elected each year at the Annual Meeting of the Board of Directors, which is held immediately following the Annual Meeting of Stockholders. The next Annual Meeting of Stockholders will be held on January 24, 2003.

Information concerning Mr. Lemaitre is incorporated by reference to the discussion under Item 1, "Nominees and Continuing Directors" on pages 2 and 3 of our Proxy Statement for the 2003 Annual Meeting of Stockholders.

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


ITEM 11. EXECUTIVE COMPENSATION

Information about executive compensation is incorporated by reference to the discussion under the heading "Executive Compensation" beginning on page 9 of our Proxy Statement for the 2003 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about security ownership of certain beneficial owners and management is incorporated by reference to the discussion under the heading "Stock Ownership of Management and Certain Beneficial Owners" on pages 6 and 7 of our Proxy Statement for the 2003 Annual Meeting of Stockholders.

We may grant stock options to directors, officers and key employees, under our stock option plans at a price not less than the market value at the date of grant. See Note 9 (B) Capital Stock - Stock Option Plans on page 37 and 38 of our 2002 Annual Report. This discussion is incorporated by reference. The following table summarizes the availability of options in total and available options to be exercised:


---------------------------------------------------------------------------------------------------------------
                                     (a)                      (b)                          (c)
---------------------------------------------------------------------------------------------------------------
                         Number of securities to be Weighted-average        Number of securities remaining
                         issued upon exercise of    exercise price of       available for future issuance
                         outstanding options,       outstanding options,    under equity compensation plans
                         warrants and rights        warrants and rights     (excluding securities reflected
                                                                            in column (a)
---------------------------------------------------------------------------------------------------------------
Equity compensation               1,267,167                  15.29                      1,484,400
plans approved by
security holders
---------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                 -                        -                            -
security holders
---------------------------------------------------------------------------------------------------------------
Total                             1,267,167                  15.29                      1,484,400
---------------------------------------------------------------------------------------------------------------



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions is incorporated by reference to the discussion under the heading "Certain Relationships and Related Transactions" on pages 7 and 8 of our Proxy Statement for the 2003 Annual Meeting of Stockholders.


ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our principal executive officer and our principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the foregoing paragraph.


                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

15(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements, related notes, and Reports of Independent Public Accountants from the 2002 Annual Report to Stockholders are incorporated by reference into this report:

                                                              Page(s) in our
                                                            2002 Annual Report

Reports of Independent Public Accountants                       23
Segment Information                                             39-40
Geographic Data                                                 40
Consolidated Balance Sheets                                     29
Consolidated Statements of Income                               30
Consolidated Statements of Cash Flows                           31
Consolidated Statements of Comprehensive Income                 32
Consolidated Statements of Stockholders' Investment             32
Notes to Financial Statements                                   33-45

15(a)(2) FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because they are not required or the information is given elsewhere in the financial statements or related notes.

15(a)(3) EXHIBITS

These exhibits are available upon request. Requests should be directed to Mr. Robert J. Tortorello, Secretary, Woodhead Industries, Inc., Three Parkway North, Suite 550, Deerfield, Illinois, 60015.

     3(i)  Articles of Incorporation

           Our Certificate of Incorporation including amendments through January 22, 1993 is incorporated by reference to Exhibit (4) a of our Form S-8 report filed on April 22, 1994, as Registration #33-77968.

     3(ii) By-laws

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

     b A Credit Agreement between the Registrant and Harris Trust and Savings Bank dated October 29, 1993, including the first through eighth amendments thereto filed with the Securities and Exchange Commission as Exhibit 4(b) to our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

     c Form of the 6.64% Note Purchase Agreement between the Registrant's consolidated subsidiary, Woodhead Finance Company, and private investors dated September 28, 1998, and related Form of Note and Guaranty Agreement, filed with the Securities and Exchange Commission as Exhibit 4(c) to our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

     d The 6.81% Note Purchase Agreement between the Registrant and private investors dated September 28, 1998 in the amount of $15,000,000, maturing in 2013.

           The document described in paragraph 4(d) above is not filed herewith by Registrant, but Registrant undertakes to furnish copies thereof to the Securities and Exchange Commission upon request.

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

       f The Management Incentive Plan effective for fiscal 2002, is incorporated by reference to page 18 of our Proxy Statement for the 2003 Annual Meeting of Stockholders.

       g The Plan of Compensation for Outside Directors, is incorporated by reference to Exhibit (10) of our Form 10-K report for the year ended September 28, 1985.

       h The 1990 Supplemental Executive Retirement Plan is incorporated by reference to page 17 of our Proxy Statement for the 2003 Annual Meeting of Stockholders.

       i The Severance Agreement between Mr. Philippe Lemaitre and Woodhead is incorporated by reference to Exhibit 10(i) of our 10-K report for the year ended September 29, 2001. All other executive officers have substantially identical contracts.

     11 The statement regarding per share earnings is incorporated by reference to Note 11: Earnings per share on page 39 of our 2002 Annual Report to Stockholders.

     13    The following information is included in our 2002 Annual Report to
           Stockholders:

               a)   Reports of Independent Public Accountants on page 23

               b)   Segment Information on page 39-40

               c)   Geographic Data on page 40

               d)   Consolidated Financial Statements on pages 29 through 32

               e)   Notes to Financial Statements on pages 33 through 45

               f)   Financial Profile on page 24

               g) Management's Discussion of Financial Condition and Results of Operations on pages 25 through 28

     21    Subsidiaries of the Company.

     23.1  Consent of Ernst & Young LLP.

     23.2  Information regarding consent of Arthur Andersen LLP.

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).


15(b) REPORTS ON FORM 8-K

We did not file a report on Form 8-K during the fourth quarter of fiscal year 2002.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.

WOODHEAD INDUSTRIES, INC.


Date: December 20, 2002

BY: /s/ Robert H. Fisher                    BY:  /s/ Joseph P. Nogal
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


Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                               Title                          Date


/s/ Charles W. Denny                Chairman of the Board             12-20-02
------------------------
Charles W. Denny


/s/ Philippe Lemaitre               President and C.E.O.              12-20-02
------------------------
Philippe Lemaitre


/s/ Ann F. Hackett                  Director                          12-20-02
------------------------
Ann F. Hackett


/s/ Linda Y. C. Lim                 Director                          12-20-02
------------------------
Linda Y. C. Lim, Ph.D.


/s/ Eugene P. Nesbeda               Director                         12-20-02
------------------------
Eugene P. Nesbeda


/s/ Sarilee K. Norton               Director                         12-20-02
------------------------
Sarilee K. Norton

                           CERITICATION PURSUANT TO

                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philippe Lemaitre, certify that:

1. I have reviewed this annual report on Form 10-K of Woodhead Industries, Inc. for the fiscal year ending September 28, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


/s/ Philippe Lemaitre          President and C.E.O.                 12-20-02
----------------------
Philippe Lemaitre

                           CERITICATION PURSUANT TO

                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Fisher, certify that:

1. I have reviewed this annual report on Form 10-K of Woodhead Industries, Inc. for the fiscal year ending September 28, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ Robert H. Fisher           Vice President, Finance and            12-20-02
------------------------
Robert H. Fisher               Chief Financial Officer