Form 10-K/A
period 2002-09-28
WOODHEAD INDUSTRIES INC
filed 2003-02-03
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

       [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES AND EXCHANGE ACT
                                     OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002
                          Commission file number 0-5971

       [ ]                TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934


                            WOODHEAD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                    36-1982580
-----------------------------------      ------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


Three Parkway North, Suite 550, Deerfield, IL.                60015
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes _x_   No __

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002 was $204,710,858.

The number of common shares outstanding as of January 29, 2003 was 11,890,138

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders and portions of the 2002 Annual Report to Stockholders are incorporated by reference in Parts I, II, III, and IV.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of correcting an inadvertent omission by Ernst & Young LLP in its Report of Independent Public Accountants. The only revision is the addition of explanatory paragraphs in its Report of Independent Public Accountants. Ernst & Young expanded their report relating to our previously reported adoption of a new accounting standard relating to goodwill and to explain that they performed audit procedures, at our request, relating to the corresponding 2000 and 2001 financial statement disclosures. The opinion expressed in Ernst & Young's original report remains unchanged.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item relating to the "Report of Independent Public Accountants" is amended only by replacing Ernst & Young's original Report of Independent Public Accountants with the Ernst & Young report below. The remaining information required by this item relating to the "Report of Independent Public Accountants" continues to be incorporated by reference to page 23 of our 2002 Annual Report to Stockholders. The information required by this item relating to the consolidated financial statements and notes to financial statements continues to be incorporated by reference (with no changes) to pages 29 through 45 of our 2002 Annual Report.


                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Woodhead Industries, Inc.

We have audited the accompanying consolidated balance sheets of WOODHEAD INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 28, 2002, and the related consolidated statements of income, stockholders' investment, comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of WOODHEAD INDUSTRIES, INC. AND SUBSIDIARIES as of September 29, 2001 and for the two years in the period ended September 29, 2001 were audited by other auditors who have ceased operations and whose report dated December 18, 2001 expressed an unqualified opinion on those statements before the inclusion of additional disclosures referred to in the last paragraph of this report.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WOODHEAD INDUSTRIES, INC. AND SUBSIDIARIES as of September 28, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 1 and 6 to the financial statements, in the year ended September 28, 2002 the Company changed its method of accounting for goodwill.

As discussed above, the financial statements of WOODHEAD INDUSTRIES, INC. AND SUBSIDIARIES as of September 29, 2001 and for the two years in the period ended September 29, 2001 (2000 and 2001) were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company as of September 30, 2001. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 and 2000 included
(a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion the disclosures relating to adjusted net income for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.


/s/ Ernst & Young LLP
---------------------

Chicago, Illinois
November 8, 2002


15(a)(1). FINANCIAL STATEMENTS
The following consolidated financial statements, related notes, and Reports of Independent Public Accountants from the 2002 Annual Report to Stockholders are incorporated by reference into this report:

                                                                Page(s) in our
                                                              2002 Annual Report
                                                              ------------------

Reports of Independent Public Accountants, as amended hereby.............     23
Segment Information .....................................................  39-40
Geographic Data..........................................................     40
Consolidated Balance Sheets..............................................     29
Consolidated Statements of Income........................................     30
Consolidated Statements of Cash Flows....................................     31
Consolidated Statements of Comprehensive Income..........................     32
Consolidated Statements of Stockholders' Investment......................     32
Notes to Financial Statements............................................  33-45

ITEM 15(a)(3). EXHIBITS

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


Date: February 3, 2003



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


Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                      Date
---------                                   -----                      ----

/s/ Charles W. Denny                Chairman of the Board              2-3-03
-----------------------
Charles W. Denny

/s/ Philippe Lemaitre               President and C.E.O.               2-3-03
-----------------------
Philippe Lemaitre


/s/ Ann F. Hackett                  Director                           2-3-03
-----------------------
Ann F. Hackett


/s/ Linda Y. C. Lim                 Director                           2-3-03
-----------------------
Linda Y. C. Lim, Ph.D.


/s/ Eugene P. Nesbeda               Director                           2-3-03
-----------------------
Eugene P. Nesbeda


/s/ Sarilee K. Norton               Director                           2-3-03
-----------------------
Sarilee K. Norton

                            CERITICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Philippe Lemaitre, certify that:

1. I have reviewed this annual report on Form 10-K/A of Woodhead Industries, Inc. for the fiscal year ending September 28, 2002;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


/s/ Philippe Lemaitre               President and C.E.O.               2-3-03
-----------------------
Philippe Lemaitre

                            CERITICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert H. Fisher, certify that:

1. I have reviewed this annual report on Form 10-K/A of Woodhead Industries, Inc. for the fiscal year ending September 28, 2002;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


/s/ Robert H. Fisher                Vice President, Finance and        2-3-03
-----------------------             Chief Financial Officer
Robert H. Fisher