Form 10-Q
period 2002-12-28
WOODHEAD INDUSTRIES INC
filed 2003-02-11
CIK 108215

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


               For the quarterly period ended         12/28/2002
                                             ----------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                    to
                                     ------------------    ------------------


                       Commission File Number      0-5971
                                             -----------------


                            WOODHEAD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                 36-1982580
     -------------------------------                    -------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)


                  THREE PARKWAY NORTH #550, Deerfield, IL 60015
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


   (Registrant's telephone number, including area code)      (847)-236-9300
                                                       -------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ___X___ No_____.

The number of common shares outstanding as of February 6, 2003 was 11,890,138


================================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 3
ITEM 1 - FINANCIAL STATEMENTS                                                  3
   Consolidated Balance Sheets                                                 3
   Consolidated Statements of Income                                           4
   Consolidated Statements of Cash Flows                                       5
   Consolidated Statements of Comprehensive Income                             6
   Notes to Financial Statements                                               7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  13
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                          15
ITEM 4 - CONTROLS AND PROCEDURES                                              16

PART II - OTHER INFORMATION                                                   17
ITEM 1 - LEGAL PROCEEDINGS                                                    17
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     18
SIGNATURES                                                                    18
Certificate Pursuant to Section 302 - Philippe Lemaitre                       19
Certificate Pursuant to Section 302 - Robert H. Fisher                        20

                         Part I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 28, 2002 and September 28, 2002
(Amounts in Thousands)

                                                                   --------------
                                                                     unaudited
                                                                   ------------------------------
ASSETS                                                               12/28/2002       9/28/2002
                                                                   ------------------------------
CURRENT ASSETS
   Cash and short-term investments                                  $  22,634         $  13,152
   Accounts receivable                                                 28,105            30,770
   Inventories                                                         15,093            14,825
   Prepaid expenses                                                     2,632             2,870
   Refundable income taxes                                              1,927             1,971
   Deferred income taxes                                                3,119             3,119
-------------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                                73,510            66,707

 Property, plant and equipment, net                                    62,264            64,053
 Other Intangible assets, net                                             818               798
 Goodwill, net                                                         29,505            28,757
 Deferred income taxes                                                  3,263             3,339
 Other Assets                                                           1,598             2,997
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $ 170,958         $ 166,651
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
   Accounts payable                                                 $   9,066         $   9,119
   Accrued expenses                                                    13,733            12,785
   Income taxes payable                                                 1,681             1,640
   Current portion of long-term debt                                    4,200             4,200
-------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                             28,680            27,744

 Long-term debt                                                        36,600            36,600
 Deferred income taxes                                                  1,915             1,771
 Other liabilities                                                      3,216             3,191
-------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                     70,411            69,306

 STOCKHOLDERS' INVESTMENT:
   Common stock at par (shares issued: 11,890 at 12/28/2002
      and 11,817 at 9/28/02)                                           11,890            11,817
   Additional paid-in capital                                          17,294            16,526
   Deferred stock compensation                                         (1,013)             (218)
   Accumulated other comprehensive loss                                (2,228)           (4,292)
   Retained earnings                                                   74,604            73,512
-------------------------------------------------------------------------------------------------
      Total stockholders' investment                                  100,547            97,345
-------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $ 170,958         $ 166,651
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months ended December 28, 2002 and December 29, 2001 (Amounts in Thousands, except per share data, unaudited)

                                                          THREE MONTHS ENDED
                                                       -------------------------
                                                       12/28/2002     12/29/2001
                                                       -------------------------
NET SALES                                               $ 42,232       $ 38,621
  Cost of Sales                                           26,504         24,136
                                                       -------------------------
GROSS PROFIT                                              15,728         14,485
OPERATING EXPENSES                                        13,768         13,149
INCOME FROM OPERATIONS                                     1,960          1,336
OTHER EXPENSES
  Interest Expense                                           700            778
  Interest Income                                            (39)           (12)
  Other (Income)/Expenses, Net                              (508)           248
                                                       -------------------------
INCOME BEFORE TAXES                                        1,807            322
PROVISION FOR INCOME TAXES                                   381            186
                                                       -------------------------
INCOME FROM CONTINUING OPERATIONS                       $  1,426       $    136
DISCONTINUED OPERATIONS:
  Income From Discontinued AKAPP Operations
    (Including Gain on Disposal of $725)                     733             --
  Income Tax Expense                                           3             --
                                                       -------------------------
Income From Discontinued Operations                          730             --
                                                       -------------------------
NET INCOME                                              $  2,156       $    136

EARNINGS PER SHARE, BASIC
From Continuing Operations                              $   0.12       $   0.01
From Discontinued Operations                            $   0.06             --
As Reported                                             $   0.18       $   0.01

EARNINGS PER SHARE, DILUTED
From Continuing Operations                              $   0.12       $   0.01
From Discontinued Operations                            $   0.06             --
As Reported                                             $   0.18       $   0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                   11,835         11,580
  Diluted                                                 11,881         11,838
DIVIDENDS PER SHARE                                     $   0.09       $   0.09


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended December 28, 2002 and December 29, 2001 (Amounts in Thousands, unaudited)

                                                                       -------------------------------------
                                                                                Three Months ended
                                                                       -------------------------------------
                                                                          12/28/2002          12/29/2001
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the period                                          $       2,156        $         136
     Adjustments to reconcile net income to net
           cash flows from operating activities:
     Depreciation and amortization                                              2,630                2,394
     Income from discontinued operations                                         (730)                  --
     Deferred tax expense                                                         220                  101
     (Increase) Decrease in:
           Accounts receivable                                                  2,060                2,850
           Inventories                                                           (512)                  46
           Prepaid expenses                                                       126                1,187
           Other assets                                                           175                 (275)
     (Decrease) Increase in:
           Accounts payable                                                        87               (2,138)
           Accrued expenses                                                     1,076               (1,131)
           Income taxes payable                                                   (30)                (231)
           Other liabilities                                                       35                  (22)
------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                 7,293                2,917
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant & equipment                                    (930)              (2,859)
     Dispositions of property, plant & equipment                                    5                   71
     Proceeds from sales of AKAPP, net of cash given of $485                    4,187                   --
------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                            3,262               (2,788)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long-term debt                                                    --                  606
     Sales of stock                                                                --                  267
     Dividend payments                                                         (1,064)              (1,042)
------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                         (1,064)                (169)
------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                                           (9)                 470
------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                                 9,482                  430
     Cash and short-term investments at beginning of period                    13,152                4,156
     Cash and short-term investments at end of period                   $      22,634        $       4,586
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
     Interest                                                           $          --        $          19
     Income taxes                                                       $         129        $         612

 The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months ended December 28, 2002 and December 29, 2001 (Amounts in Thousands, unaudited)


                                                      -------------------------
                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                       12/28/2002   12/29/2001
 ------------------------------------------------------------------------------

 Net Income                                              $ 2,156     $     136
 Other comprehensive income (loss):
      Accumulated foreign currency translation
            adjustment, before tax                         3,220        (1,310)
      Unrealized gain/(loss) on cash flow hedging
            instrument                                    (1,156)         (119)
 ------------------------------------------------------------------------------
 Comprehensive income (loss), net of tax                $  4,220     $  (1,293)
 ------------------------------------------------------------------------------

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

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2002 Annual Report on Form 10-K and Form 10-K/A.


2. LONG TERM DEBT

Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment will expire on March 29, 2003, when the maximum debt to EBITDA ratio will revert back to 2.5, and the minimum interest coverage ratio will revert back to 3.0. We are in compliance with all provisions of our funding arrangements. At December 28, 2002 we had unused revolving credit agreements with a bank that provide for borrowings of up to $25.0 million at the bank's prime or offered rate.


3. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                           12/28/02     9/28/02
--------------------------------------------------------------------------------
Inventories valued using FIFO                             $  9,305     $  9,576
--------------------------------------------------------------------------------
Inventories valued using LIFO:
                    At FIFO cost                             9,331        8,965
                    Less: Reserve to reduce to LIFO         (3,543)      (3,716)
--------------------------------------------------------------------------------
LIFO Inventories                                             5,788        5,249
--------------------------------------------------------------------------------
Total Inventories                                           15,093       14,825
--------------------------------------------------------------------------------

Inventory composition using FIFO
                     Raw materials                          10,436       10,340
                     Work-in-process and finished goods      8,200        8,201
--------------------------------------------------------------------------------
Total Inventories at FIFO                                 $ 18,636     $ 18,541
--------------------------------------------------------------------------------

Had we used the FIFO method for all inventories, Net Income would have been $0.1 million less for the three months ended December 28,2002. The LIFO impact for the three months ended December 29, 2001 increased Net Income by $0.2 million.


4. PROPERTY, PLANT AND EQUIPMENT

                                                     12/28/02      9/28/02
--------------------------------------------------------------------------------

Property, plant and equipment, at cost              $ 137,912     $ 138,373
 Less: Accumulated depreciation and amortization      (75,648)      (74,320)
--------------------------------------------------------------------------------
 Property, plant and equipment, net                 $  62,264     $  64,053
--------------------------------------------------------------------------------


5. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                   Three Months Ended
                                             ------------------------------
                                                  12/28/02      12/29/01
---------------------------------------------------------------------------

Income from Continuing Operations                $    1,426    $   136
Income from Discontinued Operations              $      730    $    --
                                                 ---------------------
Net Income                                       $    2,156    $   136
                                                 =====================
Earnings per share, basic
      From continuing operations                 $     0.12    $  0.01
      From discontinued operations               $     0.06         --
      As reported                                $     0.18    $  0.01
Earnings per share, diluted
      From continued operations                  $     0.12    $  0.01
      From discontinued operations               $     0.06         --
      As reported                                $     0.18    $  0.01
                                                 ---------------------

Weighted-average number of shares outstanding        11,835     11,580
Dilutive common stock options                            46        258
                                                 ---------------------
Weighted-average number of shares outstanding
 plus dilutive common stock options                  11,881     11,838
---------------------------------------------------------------------------


6. COMMON STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,890,000 and 11,817,000 on December 28, 2002 and September 28, 2002, respectively.

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

In fiscal 2002 we changed our segment reporting to include our Asian operations in the Connectivity Segment to recognize the change in that operations business mix. Asian operations had been part of our Electrical Segment. The amounts for fiscal 2002 have been reclassified to reflect this change.

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

THREE MONTHS
(Amounts in Thousands, unaudited)
A. Segment data

                                         Net Sales                           Income from Operations
                          ----------------------------------------  ----------------------------------------
                                     Three Months Ended                        Three Months Ended
                          ----------------------------------------  ----------------------------------------
                               12/28/02            12/29/01               12/28/02           12/29/01
                          ----------------------------------------  ----------------------------------------

 Connectivity                   $28,399             $24,727                 $  399             $  195

 Electrical                      13,833              13,894                  1,853              1,079

 Corporate and other                 --                  --                   (292)                62
------------------------------------------------------------------  ----------------------------------------
 Total                          $42,232             $38,621                 $1,960             $1,336
------------------------------------------------------------------  ----------------------------------------

                               Additions to long-lived assets            Depreciation and Amortization
                          ----------------------------------------  ----------------------------------------
                                     Three Months Ended                        Three Months Ended
                          ----------------------------------------  ----------------------------------------
                               12/28/02            12/29/01               12/28/02           12/29/01
                          ----------------------------------------  ----------------------------------------

 Connectivity                      $635             $ 1,564                 $1,980             $1,725

 Electrical                         270               1,282                    599                607

 Corporate and other                 25                  13                     51                 62
------------------------------------------------------------------  ----------------------------------------
 Total                             $930              $2,859                 $2,630             $2,394
------------------------------------------------------------------  ----------------------------------------

                                                     Total Assets
                                        ---------------------------------------
                                             12/28/02           9/28/02
                                        ---------------------------------------
Connectivity                                 $121,307          $119,915

Electrical                                     26,516            31,652

Corporate and other                            23,135            15,084
-------------------------------------------------------------------------------
 Total                                       $170,958          $166,651
-------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                 -------------------------------------
 Reconciliation of Income from Operations to Net Income                               12/28/02          12/29/01
----------------------------------------------------------------------------------------------------------------------
 Income from operations                                                                 $1,960           $1,336

 Less: Interest income (expense), net                                                     (661)            (766)

  Other income (expense), net                                                              508             (248)

  Income taxes                                                                            (381)            (186)
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                        1,426              136
----------------------------------------------------------------------------------------------------------------------
Discontinued Operations
  Income from discontinued AKAPP operations
       (Including gain on disposal of $725)                                                733               --
  Income tax expense                                                                        (3)              --
----------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                                        730               --
----------------------------------------------------------------------------------------------------------------------
 Net Income                                                                             $2,156             $136
----------------------------------------------------------------------------------------------------------------------

Geographic Data


                                                       Net Sales                                              Total Assets
                                        ---------------------------------------                     --------------------------------
                                                  Three Months Ended                                    12/28/02        09/28/02
                                        ---------------------------------------  ---------------------------------------------------
                                             12/28/02           12/29/01          United States           57,058        $51,553
-------------------------------------------------------------------------------   Canada                  23,783         24,848
 United States                                $26,521            $24,076          Italy                   30,165         29,303
 All other countries                           15,711             14,545          Mexico                  20,306         20,035
-------------------------------------------------------------------------------   France                  21,576         19,752
 Total                                        $42,232            $38,621          All other countries     18,070         21,160
-------------------------------------------------------------------------------   --------------------------------------------------
                                                                                  Total                 $170,958       $166,651
                                                                                  --------------------------------------------------

                                       10

8. SALE OF AKAPP OPERATIONS

On September 29, 2002 the company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 states that the results of operations of a component of an entity that has either been disposed of or is classified as held for sale shall be reported in discontinued operations if both the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

In November 2002 we sold our Dutch subsidiary, AKAPP to a third party. We sold the AKAPP operation for $4.9 million in cash, which included the payment of a $2.6 million inter-company loan and the receipt of $2.3 million in cash. As a result of this transaction we recorded a $0.7 million gain on disposal, which in accordance with SFAS No. 144 has been reported as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations. The results of operations for AKAPP in the first quarter of fiscal 2002 have not been reclassified to discontinued operations, as the amounts (as shown below) are not material.


                            -----------------------
                                Three Months Ended
                            -----------------------
                                          12/29/01
---------------------------------------------------
Sales                                        1,194
Income Before Taxes                              1
Net Income                                       3
---------------------------------------------------


9. INCOME TAX EXPENSE

Our effective tax rate was 21% and 58% for the first quarters of 2003 and 2002, respectively. The decrease in our effective tax rate for the first quarter of 2003 was due mainly to the effects of utilizing $0.3 million of excess foreign tax credits. The increase in the effective tax rate for the first quarter of 2002 was due mainly to the effects of not utilizing tax benefits related to net operating losses of certain foreign entities.


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

Our independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. Our consultant has remediated the soils in this area but believes that it is a source of contamination of groundwater, both on-site and off-site. Our consultant's investigation indicates that there were releases by the previous owners in areas over which additions were subsequently built. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ.

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we have asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers have denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court.

Our consultant estimated that a minimum of approximately $1.4 million of investigation and remediation expenses, both on-site and off-site, remain to be incurred over the next 15 years. We have a reserve for such purposes. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. We are continuing to monitor the conditions at the site and will adjust our reserve if necessary. We may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect our consolidated net income for the period in which such costs are incurred. At this time, however, we cannot estimate the time or potential magnitude of such costs, if any.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


OVERVIEW

We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control markets with connectivity solutions and specialty electrical products. Through our Connectivity Segment we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprising six industry-leading brands, SST(TM), Brad Harrison(R), mPm(TM), RJ Lnxx(R), applicom(R), and NetAlert(TM) make us the premier supplier of application-specific connectivity solutions. Our Electrical Segment manufactures highly customized products to support enhanced safety and productivity on the factory floor. We sell our products to stocking distributors, original equipment manufacturers (OEM) and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.

We have operations in nine countries outside the United States, and fluctuations in foreign currency exchange rates can impact our results of operations and financial condition.


FIRST QUARTER FISCAL 2003 RESULTS COMPARED WITH FIRST QUARTER FISCAL 2002
RESULTS


SALES
Sales in the first quarter of 2003 increased by 9.3% year over year, due mainly to the increase in our Connectivity Segment. Sales from Continuing Operations increased 13.1% in the first quarter of 2003. The change in foreign exchange rates during the quarter, primarily the Euro, increased sales by $1.3 million or 3% compared to the prior year. This was about equal to the elimination of AKAPP sales, which were $1.2 million in the first quarter of 2002. Overall unit volumes increased, while selling prices declined by approximately one percent, primarily due to competitive pressure. New products introduced during the last three years accounted for $5.5 million of revenue in the first quarter of fiscal year 2003 and compare to $7.7 million recorded last year. Sales in our Connectivity Segment increased 14.9% while Electrical Segment sales declined by 0.4%. Sales from Continuing Operations in our Electrical Segment increased 9.7% when compared to the same period last year. Measured in constant 2001 Dollars, overall sales increased 10.0%.

SALES BY REGION
In the United States, sales were $26.5 million in the first quarter of fiscal 2003 and $24.1 million last year, a 10.0% increase. The positive movement in economic indicators that directly affect our business point to improved economic conditions. We recorded 37% and 38% of our revenues in foreign currencies during the first quarters of fiscal 2003 and 2002, respectively. Our international revenue was up 8.0% in the first quarter of 2003 compared to last year.

BACKLOG
The backlog of unfilled orders stood at $12.9 million at the end of the first quarter of fiscal 2003 as compared to $14.6 million a year ago, which translates to 18 and 23 average days of sales for the first quarters of 2003 and 2002, respectively. This decrease in backlog was due mainly to the reduction in the Connectivity Segment caused by lower orders and shorter lead times, primarily in the datacom/telecom business.

GROSS PROFIT
Gross profit as a percent of sales was 37.2% in the first quarter of fiscal 2003 and 37.5% last year. The lower gross margin was due mainly to lower pricing, adverse product mix and the non-recurrence of a favorable LIFO adjustment last year because of the significant reduction in inventory offset partially by improved productivity. Decreases in our LIFO reserve requirement increased our gross profit by $0.2 million in the first quarter of fiscal year 2003, compared to an increase in gross profit of $0.4 million in the first quarter of 2002.

OPERATING EXPENSES
Operating expenses, including expenses for Research and Development, were 32.6% of sales in the first quarter of 2003 compared to last year's 34.0%. This decrease as a percentage of sales was due mainly to the increased sales volume.

SEGMENT OPERATING INCOME
Income from operations in the first quarter of 2003 was $0.4 million for the Connectivity Segment, a 104.6% increase compared to last year, and $1.9 million for the Electrical Segment, a 71.7% increase compared to last year. The increase in profitability in the Connectivity Segment was due mainly to the increase in sales volumes, which was partially offset by unfavorable pricing, product mix and added cost to strengthen the management team for future growth. The increase in the Electrical Segment is attributable mainly to increased productivity and the savings associated with the migration of product from our Northbrook, Illinois plant to our new facility in Juarez, Mexico.

MISCELLANEOUS INCOME
Other Income and Expenses were favorably affected by the change in foreign exchange rates during the quarter, primarily the Euro. During the first quarter 2003 foreign exchange gains were $0.5 million as compared to an expense of $0.2 million for the first quarter 2002.

DISCONTINUED OPERATIONS
In the first quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain on disposal of $0.7 million and was recorded as Income From Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations.

NET INCOME
Net income in the first quarter of 2003 was $2.2 million and compares to $0.1 million last year. The effective tax rates were 21.1% and 57.8% in the first quarters of 2003 and 2002, respectively. The decrease in our effective tax rate for the first quarter 2003 was due mainly to the impact of utilizing excess foreign tax credits. Since most of the product costs and operating expenses in our foreign subsidiaries are recorded in local currencies, the impact of exchange rates on reported net income was partially mitigated.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We continue to invest in property and equipment, including new machinery, computer systems and facilities. In 2000 we announced plans to build a second manufacturing facility in Juarez, Mexico to migrate U.S. production to a lower cost labor market. The current and new Juarez plants are manufacturing resources for all of our North American subsidiaries. This project is now complete and there was no spending in the first quarter of 2003 compared to $1.2 million spent in the first quarter of 2002.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2003.

At December 28, 2002 we had $40.8 million of long-term debt outstanding and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment will expire on March 29, 2003, when the maximum debt to EBITDA ratio will revert back to 2.5, and the minimum interest coverage ratio will revert back to 3.0. We are in compliance with all provisions of our funding arrangements. We believe that we will be in compliance with all provisions of our funding arrangements for the next fiscal year.

We do not have any exposure to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

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

We recorded the difference between the carrying values and fair values of related hedged assets and liabilities of $1.2 million for the first quarter 2003 in accumulated other comprehensive loss to recognize deferred net loss on derivatives designated as cash flow hedges, and a net decrease in other assets of $1.2 million for the first quarter.

We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement.

Our long-term debt is denominated in U.S. Dollars and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.



                        ITEM 4 - CONTROLS AND PROCEDURES

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

Our independent environmental consultant has been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. Our consultant has remediated the soils in this area but believes that it is a source of contamination of groundwater, both on-site and off-site. Our consultant's investigation indicates that there were releases by the previous owners in areas over which additions were subsequently built. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ.

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we have asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers have denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court.

Our consultant estimated that a minimum of approximately $1.4 million of investigation and remediation expenses, both on-site and off-site, remain to be incurred over the next 15 years. We have a reserve for such purposes. The consultant's cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. We are continuing to monitor the conditions at the site and will adjust our reserve if necessary. We may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect our consolidated net income for the period in which such costs are incurred. At this time, however, we cannot estimate the time or potential magnitude of such costs, if any.

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



WOODHEAD INDUSTRIES, INC.

Date: February 10, 2003



BY:  /s/ Robert H. Fisher                         BY:  /s/Joseph P. Nogal
---------------------------                       ---------------------------
Robert H. Fisher                                  Joseph P. Nogal
Vice President, Finance and C.F.O.                Vice President,
(Principal Financial Officer)                     Treasurer/Controller
                                                  (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philippe Lemaitre, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending December 28, 2002;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ Philippe Lemaitre            President and C.E.O.                02-10-03
---------------------------
Philippe Lemaitre

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Fisher, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending December 28, 2002;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ Robert H. Fisher             Vice President, Finance and         02-10-03
---------------------------
Robert H. Fisher                 Chief Financial Officer