Form 10-K/A
period 2002-09-28
WOODHEAD INDUSTRIES INC
filed 2003-03-17
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

                           (847) 236-9300
Registrants Telephone Number, including area code

                   SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT


Common Stock, Par Value $1.00                        NASDAQ
Preferred Stock Purchase Rights                      NASDAQ
-------------------------------             ---------------------------
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

The number of common shares outstanding as of March 11, 2003 was 11,901,088

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders and portions of the 2002 Annual Report to Stockholders are incorporated by reference in Parts I, II, III, and IV.

EXPLANATORY NOTE

This Form 10-K/A is being filed solely for the purpose of correcting the date that is included on the Report of Independent Public Accountants issued by Arthur Andersen LLP for the periods ended September 29, 2001 and September 30, 2000. The date of the report should be December 18, 2001 and not December 17, 2001.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item relating to the "Report of Independent Public Accountants" is amended only by replacing Arthur Andersen's original Report of Independent Public Accountants with the Arthur Andersen report below. The remaining information required by this item relating to the "Report of Independent Public Accountants" continues to be incorporated by reference to page 23 of our 2002 Annual Report to Stockholders, as amended by our Form 10-K/A Amendment No. 1. The information required by this item relating to the consolidated financial statements and notes to financial statements continues to be incorporated by reference (with no changes) to pages 29 through 45 of our 2002 Annual Report.




                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Woodhead Industries, Inc.

We have audited the accompanying consolidated balance sheets of WOODHEAD INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 29, 2001, and September 30, 2000, and the related consolidated statements of income, stockholders' investment, comprehensive income and cash flows for each of the three years in the period ended September 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WOODHEAD INDUSTRIES, INC. AND SUBSIDIARIES as of September 29, 2001, and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP*

Chicago, Illinois
December 18, 2001

*This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditor has not reissued their report.




15 (A) (1) FINANCIAL STATEMENTS
The following consolidated financial statements, related notes, and Reports of Independent Public Accountants from the 2002 Annual Report to Stockholders are incorporated by reference into this report:

                                                                Page(s) in our
                                                              2002 Annual Report

Reports of Independent Public Accountants,
  as amended hereby and by reference to our
  10-K/A Amendment No. 1 .....................................      23
Segment Information ..........................................    39-40
Geographic Data ..............................................      40
Consolidated Balance Sheets ..................................      29
Consolidated Statements of Income ............................      30
Consolidated Statements of Cash Flows ........................      31
Consolidated Statements of Comprehensive Income ..............      32
Consolidated Statements of Stockholders' Investment ..........      32
Notes to Financial Statements ................................    33-45

ITEM 15 (A) (3). EXHIBITS


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


Date: March 17, 2003



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


Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                   Date
---------                                   -----                   ----


/s/ Charles W. Denny                Chairman of the Board          3-17-03
---------------------------
Charles W. Denny

/s/ Philippe Lemaitre               President and C.E.O.           3-17-03
---------------------------
Philippe Lemaitre


/s/ Ann F. Hackett                  Director                       3-17-03
---------------------------
Ann F. Hackett


/s/ Linda Y. C. Lim                 Director                       3-17-03
---------------------------
Linda Y. C. Lim, Ph.D.


/s/ Eugene P. Nesbeda               Director                       3-17-03
---------------------------
Eugene P. Nesbeda


/s/ Sarilee K. Norton               Director                       3-17-03
---------------------------
Sarilee K. Norton

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


/s/ Philippe Lemaitre           President and C.E.O.          3-17-03
---------------------------
Philippe Lemaitre

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


/s/ Robert H. Fisher             Vice President, Finance and        3-17-03
---------------------------      Chief Financial Officer
Robert H. Fisher