Form 10-Q
period 2003-03-29
WOODHEAD INDUSTRIES INC
filed 2003-05-12
CIK 108215

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

                    For the quarterly period ended 3/29/2003
                                                   ---------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                          Commission File Number 0-5971
                                                 ------

                            WOODHEAD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      36-1982580
             --------                                  -------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                      Identification No.)

THREE PARKWAY NORTH #550, Deerfield, IL                       60015
---------------------------------------                       -----
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes _X_ No___.

The number of common shares outstanding as of April 25, 2003 was 11,901,088.

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Income                                    4
         Consolidated Statements of Cash Flows                                5
         Consolidated Statements of Comprehensive Income                      6
         Notes to Financial Statements                                        7
    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             15
    Item 3 - Quantitative and Qualitative Disclosures about Market Risk      19
    Item 4 - Internal Controls and Procedures                                19

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                               20
    Item 4 - Submission of matters to a vote of security holders             21
    Item 6 - Exhibits and Reports on Form 8-K                                21
    SIGNATURES                                                               22
    Certificate Pursuant to Section 302 - Philippe Lemaitre                  23
    Certificate Pursuant to Section 302 - Robert H. Fisher                   24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 29, 2003 and September 28, 2002
(Amounts in Thousands)

                                                                Unaudited
ASSETS                                                          3/29/2003       9/28/2002
                                                                -------------------------
CURRENT ASSETS
   Cash and short-term investments                              $  23,022       $  13,152
   Accounts receivable, net                                        31,257          30,770
   Inventories                                                     14,523          14,825
   Prepaid expenses                                                 2,402           2,870
   Refundable income taxes                                          2,066           1,971
   Deferred income taxes                                            3,119           3,119
-----------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                            76,389          66,707
 Property, plant and equipment, net                                62,013          64,053
 Other Intangible assets, net                                         802             798
 Goodwill, net                                                     30,415          28,757
 Deferred income taxes                                              3,454           3,339
 Other Assets                                                       1,184           2,997
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 174,257       $ 166,651
-----------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities
   Accounts payable                                             $   9,768       $   9,119
   Accrued expenses                                                13,469          12,785
   Income taxes payable                                             1,873           1,640
  Current portion of long-term debt                                 4,200           4,200
-----------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                         29,310          27,744
 Long-term debt                                                    36,600          36,600
 Deferred income taxes                                              2,080           1,771
 Other liabilities                                                  3,182           3,191
-----------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                 71,172          69,306

 STOCKHOLDERS' INVESTMENT:
   Common stock at par (shares issued: 11,901 at 3/29/2003
      and 11,817 at 9/28/02)                                       11,901          11,817
   Additional paid-in capital                                      17,395          16,526
   Deferred stock compensation                                       (930)           (218)
   Accumulated other comprehensive loss                              (347)         (4,292)
   Retained earnings                                               75,066          73,512
-----------------------------------------------------------------------------------------
      Total stockholders' investment                              103,085          97,345
-----------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                 $ 174,257       $ 166,651
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months ended March 29, 2003 and March 30, 2002 (Amounts in Thousands, except per share data, unaudited)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   -------------------------         -------------------------
                                                   3/29/2003       3/30/2002         3/29/2003       3/30/2002
                                                   -------------------------         -------------------------
NET SALES                                          $ 45,810         $ 42,579         $ 88,042         $ 81,200
  Cost of Sales                                      28,900           26,986           55,404           51,122
                                                   --------         --------         --------         --------
GROSS PROFIT                                         16,910           15,593           32,638           30,078
OPERATING EXPENSES                                   14,334           13,285           28,102           26,434
RESTRUCTURING CHARGE                                     --            1,015               --            1,015
                                                   --------         --------         --------         --------
TOTAL OPERATING EXPENSES                             14,334           14,300           28,102           27,449
INCOME FROM OPERATIONS                                2,576            1,293            4,536            2,629
OTHER EXPENSES
  Interest Expense                                      701              801            1,401            1,579
  Interest Income                                       (51)             (21)             (90)             (33)
  Other (Income) / Expenses, Net                       (579)              89           (1,087)             337
                                                   --------         --------         --------         --------
INCOME BEFORE TAXES                                   2,505              424            4,312              746
                                                   --------         --------         --------         --------
PROVISION FOR INCOME TAXES                              974              260            1,355              446
                                                   --------         --------         --------         --------
INCOME FROM CONTINUING OPERATIONS                  $  1,531         $    164         $  2,957         $    300
DISCONTINUED OPERATIONS:
  Income From Discontinued AKAPP Operations
    (Including Gain on Disposal of $725)                 --               --              733               --
  Income Tax Expense                                     --               --                3               --
                                                   --------         --------         --------         --------
Income From Discontinued Operations                      --               --              730               --
                                                   --------         --------         --------         --------
NET INCOME                                         $  1,531         $    164         $  3,687         $    300

EARNINGS PER SHARE, BASIC
From Continuing Operations                         $   0.13         $   0.01         $   0.25         $   0.03
From Discontinued Operations                       $     --         $     --              .06         $     --
As Reported                                        $   0.13         $   0.01         $   0.31         $   0.03

EARNINGS PER SHARE, DILUTED
From Continuing Operations                         $   0.13         $   0.01         $   0.25         $   0.03
From Discontinued Operations                       $     --         $     --              .06         $     --
As Reported                                        $   0.13         $   0.01         $   0.31         $   0.03

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
  Basic                                              11,897           11,620           11,862           11,597
  Diluted                                            12,020           11,830           11,947           11,812
DIVIDENDS PER SHARE                                $   0.09         $   0.09         $   0.18         $   0.18

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended March 29, 2003 and March 30, 2002
(Amounts in Thousands, unaudited)

                                                                   -------------------------
                                                                        Six Months ended
                                                                   -------------------------
                                                                   03/29/2003     03/30/2002
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the period                                     $  3,687         $    300
     Adjustments to reconcile net income to net
            cash flows from operating activities:
     Income from discontinued operations                               (730)              --
     Depreciation and amortization                                    5,299            4,999
     Deferred tax expense                                               194              147
     (Increase) Decrease in:
            Accounts receivable                                        (688)           1,418
            Inventories                                                 294            3,408
            Prepaid expenses                                            372              (27)
            Deferred income taxes and other assets                      283           (1,133)
     (Decrease) Increase in:
            Accounts payable                                            653           (1,530)
            Accrued expenses                                            680              109
            Income taxes payable                                        188             (459)
            Deferred income taxes and other liabilities                 (73)             257
--------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                      10,159            7,489
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant & equipment                        (2,238)          (4,295)
     Dispositions of property, plant & equipment
                                                                          8               77
     Proceeds from sale of AKAPP, net of cash given $485              4,187               --
--------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                  1,957           (4,218)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long-term debt                                          --              824
     Sales of stock                                                     242              648
     Dividend payments                                               (2,134)          (2,087)
--------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities                 (1,892)            (615)
--------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                               (354)           1,631
--------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                       9,870            4,287

     Cash and short-term investments at beginning of period          13,152            4,156
     Cash and short-term investments at end of period              $ 23,022         $  8,443
--------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
     Interest                                                      $  1,367         $  1,559
     Income taxes                                                  $    871         $    172

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months ended March 29, 2003 and March 30, 2002 (Amounts in Thousands, unaudited)

                                                          -------------------------       -------------------------
                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          -------------------------       -------------------------
                                                          3/29/2003       3/30/2002       3/29/2003       3/30/2002
-----------------------------------------------------------------------------------       -------------------------
Net income                                                 $ 1,531         $   164         $ 3,687         $   300
Other comprehensive income (loss):
      Accumulated foreign currency translation
             adjustment, before tax                          2,295          (1,006)          5,515          (2,316)
      Unrealized gain / (loss) on cash flow hedging
             Instrument                                       (414)            367          (1,570)            248
------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss), net of tax                    $ 3,412         $  (475)        $ 7,632         $(1.768)
------------------------------------------------------------------------------------------------------------------

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

The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2002 Form 10-K and Forms 10-K/A.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002 the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the requirements of FIN 45 and made the appropriate disclosures in the Financial Statements and Notes included in this Form 10-Q. We believe that the amount of our warranty settlements and reserve are not material and are therefore not included as a disclosure to these interim financial statements.

In December 2002 the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE (SFAS 148), which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. We are required to adopt the expanded disclosure requirements of SFAS No. 148 for the quarter ending March 29, 2003. Our expanded disclosure regarding pro forma amounts for the effects of not recording FAS 123 expense is included in Footnote No. 7.

3. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                         3/29/03        9/28/02
--------------------------------------------------------------------------------
Inventories valued using FIFO                           $  9,029       $  9,576
--------------------------------------------------------------------------------
Inventories valued using LIFO:
                 At FIFO cost                              9,022          8,965
                 Less: Reserve to reduce to LIFO          (3,528)        (3,716)
--------------------------------------------------------------------------------
LIFO Inventories                                           5,494          5,249
--------------------------------------------------------------------------------
Total Inventories                                       $ 14,523       $ 14,825
--------------------------------------------------------------------------------

Inventory composition using FIFO
                 Raw materials                            10,067         10,340
                 Work-in-process and finished goods        7,984          8,201
--------------------------------------------------------------------------------
Total Inventories at FIFO                               $ 18,051       $ 18,541
--------------------------------------------------------------------------------

Had we used the FIFO method for all inventories, net income would have been $0.1 million lower for the six months ended 3/29/2003. In the second quarter 2003 LIFO had no effect on net income. Net income would have been $0.2 million and $0.5 million lower in the three and six months ended 3/30/2002.

4. PROPERTY, PLANT AND EQUIPMENT

                                                         3/29/03        9/28/02
--------------------------------------------------------------------------------

Property, plant and equipment, at cost                  $141,186       $138,373
 Less: Accumulated depreciation and amortization         (79,173)       (74,320)
--------------------------------------------------------------------------------
 Property, plant and equipment, net                     $ 62,013       $ 64,053
--------------------------------------------------------------------------------

During the six-month period just ended we disposed of approximately $0.5 million of unused, fully depreciated fixed assets, and the accompanying accumulated depreciation. We did not record any material gain or loss on these disposals. In addition we disposed of $1.0 million of net property plant and equipment in the sale of AKAPP (see Footnote No.9)

5. LONG TERM DEBT

Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5 and the minimum interest coverage ratio reverted back to
3.0. We are in compliance with all provisions of our funding arrangements. At March 29, 2003 we had unused revolving credit agreements with a bank that provide for borrowings of up to $25.0 million at the bank's prime or offered rate.

Included in our financial statements is a 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries.

6. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                    Three Months Ended          Six Months Ended
                                                   --------------------      -----------------------
                                                   03/29/03    03/30/02       03/29/03      03/30/02
----------------------------------------------------------------------------------------------------
Income from Continuing Operations                  $ 1,531      $   164      $    2,957      $   300
Income from Discontinued Operations                $    --      $    --             730      $    --
                                                   --------------------      -----------------------
Net Income                                         $ 1,531      $   164      $    3,687      $   300
                                                   ====================      =======================
Earnings per share, basic
      From continuing operations                   $  0.13      $  0.01      $     0.25      $  0.03
      From discontinued operations                 $    --      $    --      $     0.06      $    --
                                                   --------------------      -----------------------
      As reported                                  $  0.13      $  0.01      $     0.31      $  0.03
                                                   --------------------      -----------------------
Earnings per share, diluted
      From continuing operations                   $  0.13      $  0.01      $     0.25      $  0.03
      From discontinued operations                 $    --      $    --      $     0.06      $    --
                                                   --------------------      -----------------------
      As reported                                  $  0.13      $  0.01      $     0.31      $  0.03
                                                   --------------------      -----------------------

Weighted-average number of shares outstanding       11,897       11,620          11,862       11,597
Dilutive common stock options                          123          210              85          215
                                                   --------------------      -----------------------
Weighted-average number of shares outstanding
 Plus dilutive common stock options                 12,020       11,830          11,947       11,812
----------------------------------------------------------------------------------------------------

7. CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,901,000 and 11,817,000 on March 29, 2003 and September 28, 2002, respectively.

We apply Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation (FIN) 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we did not recognize compensation expense related to option grants. We adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123 Accounting for Stock Based Compensation. The following table, per SFAS 148, summarizes results as if we had recorded compensation expense for option grants during the six months ended March 29, 2003 and March 30, 2002:

                                              03/29/2003   03/30/2002
---------------------------------------------------------------------
Net Income
  As reported                                 $   3,687       $   300
  Stock based employee compensation cost           (492)         (301)
                                              -----------------------
  Pro forma                                   $   3,195       $    (1)
Basic earnings per share
  As reported                                 $    0.31       $  0.03
  Stock based employee compensation cost          (0.04)        (0.03)
                                              -----------------------
  Pro forma                                   $    0.27            --
Diluted earnings per share
  As reported                                 $    0.31       $  0.03
  Stock based employee compensation cost          (0.04)        (0.03)
                                              -----------------------
  Pro forma                                   $    0.27            --
---------------------------------------------------------------------

The pro forma effect of stock option grants on results of operations may not be representative of the pro forma effect on results of operations for future years.

8. SEGMENT AND GEOGRAPHIC DATA

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

In fiscal 2002 we changed our segment reporting to include Asian operations in the Connectivity Segment to recognize the change in that operations business mix. Asian operations had been part of our Electrical Segment. The amounts for fiscal 2002 have been reclassified to reflect this change.

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

THREE MONTHS
(Amounts in Thousands, unaudited)
  Segment data
                                    Net Sales            Income from Operations
                              ----------------------     ----------------------
                                Three Months Ended         Three Months Ended
                              ----------------------     ----------------------
                              03/29/03      03/30/02     03/29/03      03/30/02
                              ----------------------     ----------------------

Connectivity                  $ 31,989      $ 27,353     $  1,130      $    171
Electrical                      13,821        15,226        1,627         1,357
Corporate and other                                          (181)         (235)
----------------------------------------------------     ----------------------
Total                         $ 45,810      $ 42,579     $  2,576      $  1,293
----------------------------------------------------     ----------------------

                                    Additions to              Depreciation
                                 long-lived assets          and Amortization
                              ----------------------     ----------------------
                                Three Months Ended         Three Months Ended
                              ----------------------     ----------------------
                              03/29/03      03/30/02     03/29/03      03/30/02
                              ----------------------     ----------------------

Connectivity                  $    850      $    789     $  2,024      $  1,920
Electrical                         442           640          595           618
Corporate and other                 16             7           50            67
-------------------------------------------------------------------------------
Total                         $  1,308      $  1,436     $  2,669      $  2,605
--------------------------------------------------------------------------------

                                   Total Assets
                              ----------------------
                              03/29/03      03/30/02
                              ----------------------

Connectivity                 $125,569      $119,915
Electrical                     26,368        31,652
Corporate and other            22,320        15,084
----------------------------------------------------
Total                        $174,257      $166,651
----------------------------------------------------

                                                           Three Months Ended
-------------------------------------------------------------------------------
Reconciliation of Income from Operations to Net Income   03/29/03      03/30/02
-------------------------------------------------------------------------------
Income from operations                                   $  2,576      $  1,293
Less: Interest income (expense), net                         (650)         (780)
        Other income (expense), net                           579           (89)
        Income taxes                                         (974)         (260)
-------------------------------------------------------------------------------
Net Income                                               $  1,531      $    164
-------------------------------------------------------------------------------

      Geographic Data
                            Net Sales                           Total Assets
                      ----------------------                 ------------------
                        Three Months Ended                   03/29/03  09/28/02
                      ----------------------  ---------------------------------
                      03/29/03      03/30/02  United States  $ 57,840  $ 51,553
--------------------------------------------  Canada           25,293    24,848
United States         $ 28,168      $ 27,988  Italy            31,330    29,303
                                              Mexico           20,274    20,035
All other countries     17,642        14,591  France           20,575    19,752
--------------------------------------------  All other
Total                 $ 45,810      $ 42,579   countries       18,945    21,160
--------------------------------------------  ---------------------------------
                                              Total          $174,257  $166,651
                                              ---------------------------------

SIX MONTHS
(Amounts in Thousands, unaudited)
     Segment data

                                    Net Sales            Income from Operations
                              ----------------------     ----------------------
                                 Six Months Ended           Six Months Ended
                              ----------------------     ----------------------
                              03/29/03      03/30/02     03/29/03      03/30/02
                              ----------------------     ----------------------

Connectivity                  $ 60,388      $ 52,080     $  1,529      $    366
Electrical                      27,654        29,120        3,480         2,436
Corporate and other                                          (473)         (173)
----------------------------------------------------     ----------------------
Total                         $ 88,042      $ 81,200     $  4,536      $  2,629
----------------------------------------------------     ----------------------

                                    Additions to              Depreciation
                                 long-lived assets          and Amortization
                              ----------------------     ----------------------
                                 Six Months Ended           Six Months Ended
                              ----------------------     ----------------------
                              03/29/03      03/30/02     03/29/03      03/30/02
                              ----------------------     ----------------------

Connectivity                  $  1,485      $  2,363     $  4,004      $  3,653
Electrical                         712         1,912        1,194         1,217
Corporate and other                 41            20          101           129
----------------------------------------------------     ----------------------
Total                         $  2,238      $  4,295     $  5,299      $  4,999
----------------------------------------------------     ----------------------

                                   Total Assets
                              ----------------------
                              03/29/03      03/30/02
                              ----------------------

Connectivity                  $125,569      $119,915
Electrical                      26,368        31,652
Corporate and other             22,320        15,084
----------------------------------------------------
Total                         $174,257      $166,651
----------------------------------------------------

                                                            Six Months Ended
-------------------------------------------------------------------------------
Reconciliation of Income from Operations to Net Income   03/29/03      03/30/02
-------------------------------------------------------------------------------
Income from operations                                   $  4,536      $  2,629
Less: Interest income (expense), net                       (1,311)       (1,546)
      Other income (expense), net                           1,087          (337)
      Income taxes                                         (1,355)         (446)
                                                         ----------------------
Income from continuing operations                           2,957           300
                                                         ----------------------
Discontinued operations
       Income from discontinued AKAPP operations
          (including gain on disposal of $725)                733            --
       Income tax expense                                      (3)           --
                                                         ----------------------
Income from discontinued operations                           730            --
-------------------------------------------------------------------------------
Net Income                                               $  3,687      $    300
-------------------------------------------------------------------------------

 Geographic Data
                            Net Sales                           Total Assets
                      ----------------------                 ------------------
                         Six Months Ended                    03/29/03  09/28/02
                      ----------------------  ---------------------------------
                      03/29/03      03/30/02  United States  $ 57,840  $ 51,553
--------------------------------------------  Canada           25,293    24,848
 United States        $ 54,689      $ 52,064  Italy            31,330    29,303
                                              Mexico           20,274    20,035
 All other countries    33,353        29,136  France           20,575    19,752
--------------------------------------------  All other
 Total                $ 88,042      $ 81,200   countries       18,945    21,160
--------------------------------------------  ---------------------------------
                                              Total          $174,257  $166,651
                                              ---------------------------------

9. SALE OF AKAPP OPERATIONS

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

In November 2002 we sold our Dutch subsidiary, AKAPP, to a third party. We sold the AKAPP operation for $4.9 million in cash, which included the payment of a $2.6 million inter-company loan and the receipt of $2.3 million in cash. As a result of this transaction we recorded a $0.7 million gain on disposal, which in accordance with SFAS No. 144 has been reported as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations. The results of operations for AKAPP in fiscal 2002 have not been reclassified to discontinued operations because (as shown below) they are not material.

                           ------------------   ------------------
                           Three Months Ended     Six Months Ended
------------------------   ------------------   ------------------
                                     03/30/02             03/30/02
------------------------   ------------------   ------------------
Sales                                   1,302                2,496
Income Before Taxes                        47                   48
Net Income                                 29                   32
------------------------   ------------------   ------------------

10. RESTRUCTURING CHARGES

During the second quarter of 2002 we recorded a restructuring charge in the amount of $1.0 million to primarily account for severance and related costs of eliminating about 10% of our salaried positions worldwide. Additionally we identified 31 positions in our manufacturing plant in Northbrook, Illinois, which were eliminated with the continued migration of product to our new manufacturing plant in Juarez, Mexico. This workforce reduction represented an acceleration of initiatives that we started over the previous six months to improve our efficiencies and reduce expenses. We anticipated that the salaried personnel reduction would produce annual savings of about $3 million. The restructuring resulted in the layoffs of 93 people, of which 70 people were severed as of March 30, 2002. The restructuring was completed during fiscal 2002 and there is currently no reserve left for any of these restructuring charges. The following table details the activity in the Restructuring Accrual Accounts at March 30, 2002:

                                  Restructuring
                                     Reserve
                                  -------------
Balance at 9/29/2001                $      --
Charged to expense in Q2 2002           1,015
Cash paid in Q2 2002                      456
                                  -------------
Remaining balance at 3/30/2002      $     559
                                  =============

11. INCOME TAX EXPENSE

Our effective tax rate was 31.4% and 59.8% for the first six months of 2003 and 2002, respectively. The decrease in our effective tax rate for the first six months of 2003 was due mainly to the effects of utilizing $0.3 million of foreign tax credits in the first quarter of 2003. The increase in the effective tax rate for the first six months of 2002 was due mainly to the effects of not benefiting net operating losses of certain foreign entities for which realizability is considered uncertain.

12. CONTINGENT LIABILITIES

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

We have been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. We have remediated the soils in this area but we believe that it is a source of contamination of groundwater, both on-site and off-site. Our investigation indicates that there were releases by the previous owners in areas over which additions were subsequently built. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ.

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

We have a reserve for the $1.4 million of investigation and remediation expenses we have estimated to be incurred over the next 15 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state's Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

We indemnify certain customers with regard to product liability. We have insurance policies to cover this exposure, which includes a minimal deductible to be paid by us.

13. SUBSEQUENT EVENT

On April 9, 2003 we announced our decision on the future of the Aero-Motive Company, a wholly owned subsidiary. In addition to selling the smaller product lines that do not align strategically with our long-term goals, we will integrate the remaining manufacturing operations primarily into our Juarez, Mexico facility. The sale and integration process will take several months and it is estimated that the Aero-Motive facility in Kalamazoo, Michigan will remain open until early in calendar year 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW
--------

We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control markets with connectivity solutions and specialty electrical products. Through our Industrial Communications and Connectivity Segment (Connectivity Segment, or Connectivity) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprising five industry-leading brands, SST(TM), Brad Harrison(R), mPm(TM), RJ Lnxx(R) and applicom(R) make us the premier supplier of application-specific connectivity solutions. Our Electrical Safety & Specialty Segment (Electrical Segment, or Electrical) manufactures highly customized products to support enhanced safety and productivity on the factory floor. We sell our products to stocking distributors, original equipment manufacturers (OEM) and system integrators. Our direct sales force, as well as manufacturers' agencies, service our customers and promote our products to end-customers.

We have operations in nine countries outside the United States, and fluctuations in foreign currency exchange rates can impact our results of operations and financial condition.

RESULTS OF OPERATIONS
---------------------

Second quarter fiscal 2003 results compared with second quarter fiscal 2002
---------------------------------------------------------------------------
results
-------

SALES
Sales in the second quarter of fiscal 2003 were $45.8 million, an increase of 7.6% compared to second quarter 2002 sales revenue of $42.6 million. The increase was mainly due to favorable results in our Connectivity Segment and the strengthening of foreign exchange rates, which accounted for $2.6 million of the increase compared to last year. Fiscal 2002 included $1.3 million of AKAPP sales, a subsidiary that was sold in the first quarter of 2003. Overall unit volume increased, while competitive pressures lowered selling prices by less than one percent when compared to last year. New products introduced during the last three years accounted for $6.1 million of revenue in the second quarter of fiscal year 2003 compared to $9.6 million in revenue in the second quarter last year. Sales in our Connectivity Segment increased 16.9% while sales in our Electrical Segment declined by 9.2%. The decline in Electrical sales was primarily due to the elimination of revenue from AKAPP operations.

SALES BY REGION
In the United States, sales were $28.2 million in the second quarter of fiscal 2003 and $28.0 million last year, a 0.7% increase. The United States manufacturing sector continues to be a difficult environment to operate in as various economic indicators showed a contraction in this sector during the quarter. We recorded 39% and 34% of our revenues in foreign currencies during the second quarters of fiscal 2003 and 2002, respectively. Our international revenue was up 20.9% in the second quarter of fiscal 2003 when compared to last year. This increase was mainly due to the strong results in Europe and the favorable impact of foreign exchange rate changes.

BACKLOG
The backlog of unfilled orders stood at $17.0 million at the end of this quarter as compared to $14.9 million a year ago, which translates to 24 and 20 average days of sales for the second quarters of 2003 and 2002, respectively. This increase in backlog was primarily due to increase in orders for the Connectivity Segment.

GROSS PROFIT
Gross profit as a percent of sales was 36.9% in the second quarter of fiscal 2003 and 36.6% last year. This increase is mainly due to the improved efficiencies related to increased volume levels and productivity improvements, particularly from the migration of production to our Juarez, Mexico facility in 2002. Partially offsetting these improvements was the benefit from a $0.4 million LIFO credit in 2002, which did not occur in the second quarter of 2003.

OPERATING EXPENSES
Operating expenses were $14.3 million for both fiscal years. Including expenses for Research and Development these expenses were 31.3% of sales in 2003 compared to last year's 33.6%. This decrease as a percentage to sales was due to the increased sales revenue in the second quarter of 2003. Expenses in the second quarter of 2003 increased due to the upgrading in the sales, marketing and engineering areas and $0.7 million from the effect of foreign exchange rate changes. Offsetting these increases were the non-recurrence of a restructuring charge for $1.0 million to account for severance and related costs to eliminate approximately 10% of our salaried positions worldwide in 2002 and AKAPP operating expenses of $0.4 million.

SEGMENT OPERATING INCOME
Income from operations in the second quarter of 2003 was $1.1 million in the Connectivity Segment compared to $0.2 million in 2002, and $1.6 million in the Electrical Segment compared to $1.4 million in 2002. The improvement in our Connectivity Segment was due mainly to improved performance at our Canadian operations, the absence of the restructuring charge taken in 2002 and increased volume primarily in Europe. The increase in our Electrical Segment was due mainly to lower costs from the migration of product to Juarez, Mexico and the absence of the 2002 restructuring charge.

MISCELLANEOUS INCOME
Other income in the second quarter of 2003 was $0.6 million and consisted mainly of a $0.4 million gain realized from exchange rate changes on a U.S. dollar loan that a Canadian subsidiary used to acquire SST in early 1998. The favorable changes in exchange rates in other foreign currencies, primarily the Euro and British pound also contributed to the year-over-year improvement.

NET INCOME
Net income in the second quarter of 2003 was $1.5 million compared to $0.2 million in 2002. The effective tax rates were 38.9% and 61.3% in the second quarters of 2003 and 2002. The high effective rate in 2002 was primarily the result of not benefiting certain net operating losses of foreign operations for which realizability is considered uncertain. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.

Six months fiscal 2003 results compared with six months fiscal 2002 results
---------------------------------------------------------------------------

SALES
Sales for the first six months of fiscal 2003 were $88.0 million compared to $81.2 million for 2002, an 8.4% increase. This increase is due mainly to the increased sales levels at our Connectivity Segment. Favorable foreign exchange rates accounted for $3.9 million or 57.4% of the increase when compared to last year. The increase from exchange rate changes was partially offset by the elimination of AKAPP sales, which were $2.5 million for the first six months of 2002. Year-over-year volume was also negatively impacted by slightly lower selling prices, which resulted from competitive pressure. New products introduced during the last three years accounted for $11.6 million of revenue for the first six months of fiscal 2003 compared to $17.3 million for the first six months of 2002. Sales in our Connectivity Segment increased 16.0% due mainly to favorable exchange rate changes and improved performance in our European operations. Sales in the Electrical Segment declined 5.0%, primarily due to the sale of AKAPP.

SALES BY REGION
In the United States, sales were $54.7 million for the first six months of fiscal 2003 and $52.1 million last year, a 5.0% increase. The strong performance in the first quarter of 2003 contributed to this improvement over 2002. We recorded 38% and 36% of our revenues in foreign currencies for the first six months of 2003 and 2002, respectively. For the six months of 2003 our international revenue increased 14.5% due mainly to the strong performance in Europe and the effect of foreign currency rate changes.

GROSS PROFIT
Gross profit as a percent of sales was 37.1% for the first six months of 2003 and 37.0% last year. This slight increase was due mainly to efficiencies related to higher volume and continued productivity improvements including the impact of migrating product to Juarez, Mexico. Partially offsetting these improvements were changes in our LIFO reserve requirement, which increased our gross profit by $0.2 million for the first six months of 2003 compared to an increase in gross profit of $0.8 million in the first six months of 2002.

OPERATING EXPENSE
Operating expenses, including expenses for Research and Development, were 31.9% of sales for the first six months of 2003 compared to last year's 33.8%. This decrease as a percentage of sales is due to increased sales revenue in the first six months of 2003. Operating expense for the first six months of 2003 were $28.1 million, compared to $27.4 million in 2002 and were negatively impacted by both exchange rates and the upgrading of staff in the sales, marketing and engineering areas. Operating expenses for the first six months of 2002 included restructuring charges of $1.0 million and AKAPP operating expenses of $0.9 million both of which did not occur in the first six months of 2003.

SEGMENT INCOME
Income from operations for the first six months of 2003 was $1.5 million for the Connectivity Segment compared to $0.4 million in 2002 and $3.5 million for the Electrical Segment compared to $2.4 million in 2002. The increase in our Connectivity Segment was due mainly to higher volumes, the absence of the restructuring charge in 2003 and improved performance in Canada. The increase in our Electrical Segment was due mainly to lower costs from the migration of product to Juarez, Mexico and the absence of the 2002 restructuring charge.

MISCELLANEOUS (INCOME) / EXPENSE
Other income for the first six months of 2003 was $1.1 million. During the first six months of 2003 foreign exchange gains were $1.0 million compared to a $0.3 million loss due to foreign exchange for the first six months of 2002.

DISCONTINUED OPERATIONS
In the first quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain on disposal of $0.7 million and was recorded as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations.

NET INCOME
Net income for the first six months of 2003 was $3.7 million compared to $0.3 million in 2002. The effective tax rates were 31.4% and 59.8% for the first six months of 2003 and 2002. The low effective rate in 2003 was partially due to the impact of utilizing foreign tax credits in the first quarter of 2003. The high effective rate in 2002 was primarily the result of not benefiting certain net operating losses of foreign operations for which realizability is considered uncertain. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

We continue to invest in property and equipment, including new machinery, computer systems and facilities. In 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to migrate U.S. production to a lower cost labor market. Both Juarez plants are manufacturing resources for all our North America subsidiaries. This project was completed in the second half of fiscal 2002 and there was no spending in the first six months of 2003 compared to $1.3 million spent in the first six months of 2002.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the second quarter of fiscal 2004.

At March 29, 2003 we had $40.8 million of long-term debt outstanding and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. Effective March 30 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to
2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5, and the minimum interest coverage ratio has reverted back to 3.0. We are in compliance with all provisions of our funding arrangements. We believe, that we will be in compliance with all provisions of our funding arrangements for the next fiscal year.

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

We recorded the difference between the carrying values and fair values of related hedged assets and liabilities of $0.4 million in accumulated other comprehensive loss to recognize deferred net income on derivatives designated as cash flow hedges, and a net decrease in other assets of approximately $0.4 million during the quarter just ended. We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement.

$46.0 million of our long-term debt is denominated in U.S. Dollars, the remainder is denominated in Euros, and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.

                    ITEM 4 - INTERNAL CONTROLS AND PROCEDURES

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

We have been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality ("DEQ"). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. We have remediated the soils in this area but we believe that it is a source of contamination of groundwater, both on-site and off-site. Our investigation indicates that there were releases by the previous owners in areas over which additions were subsequently built. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ.

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

We have a reserve for the $1.4 million of investigation and remediation expenses we have estimated to be incurred over the next 15 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state's Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

                            PART II OTHER INFORMATION
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 24, 2003. The following proposals were adopted by the margins indicated:

1. To vote for the election of the following nominees to the Board of Directors:

                         For         Authority Withheld     Against     Abstain
                         ---         ------------------     -------     -------
Charles W. Denny      10,700,675           160,950             0           0
Ann F. Hackett        10,569,981           291,644             0           0
Eugene P. Nesbeda     10,525,413           336,212             0           0
William K. Hall       10,593,872           267,753             0           0
G. Thomas McKane      10,592,249           269,376             0           0

Daniel T. Carroll, Philippe Lemaitre, Linda Y.C. Lim and Sarilee Norton continued their terms as directors after the Annual Meeting of Stockholders.

2. Ratification of the appointment of Ernst & Young LLP as Woodhead Industries, Inc.'s independent public accountants:

                         For         Authority Withheld     Against     Abstain
                         ---         ------------------     -------     -------
                      10,555,612              0             294,744      11,269


                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.   Reports on Form 8-K

     During the quarter just ended we did not file any reports on Form 8-K.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: May 12, 2003



BY:  /s/ Robert H. Fisher                         BY:  /s/Joseph P. Nogal
------------------------------                    ------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philippe Lemaitre, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending March 29, 2003;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ Philippe Lemaitre             President and C.E.O.            05-12-03
----------------------
Philippe Lemaitre

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert H. Fisher, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending March 29, 2003;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ Robert H. Fisher            Vice President, Finance and            05-12-03
---------------------           Chief Financial Officer
Robert H. Fisher