Form 10-Q
period 2003-06-28
WOODHEAD INDUSTRIES INC
filed 2003-08-12
CIK 108215

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended 6/28/2003

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


                  THREE PARKWAY NORTH #550, Deerfield, IL 60015
               (Address of principal executive offices) (Zip Code)


       (Registrant's telephone number, including area code) (847)-236-9300
                                                            --------------


 -----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___ No_____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ___X___ No_____. -

The number of common shares outstanding as of July 23, 2003 was 11,932,121.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Income                                    4
         Consolidated Statements of Cash Flows                                5
         Consolidated Statements of Comprehensive Income                      6
         Notes to Financial Statements                                        7
    Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  16
    Item 3 - Quantitative and Qualitative Disclosures about Market Risk      20
    Item 4 - Internal Controls and Procedures                                20

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                               21
    Item 6 - Exhibits and Reports on Form 8-K                                22
    Signatures                                                               23

PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 28, 2003 and September 28, 2002
(Amounts in Thousands)

                                                             Unaudited
ASSETS                                                       6/28/2003    9/28/2002
                                                             ----------------------
CURRENT ASSETS
   Cash and short-term investments                           $  25,127    $  13,152
   Accounts receivable, net                                     31,871       30,770
   Inventories                                                  13,962       14,825
   Prepaid expenses                                              4,362        2,870
   Refundable income taxes                                       1,426        1,971
   Deferred income taxes                                         4,204        3,119
-----------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                         80,952       66,707
 Property, plant and equipment, net                             62,135       64,053
 Other Intangible assets, net                                      813          798
 Goodwill, net                                                  32,163       28,757
 Deferred income taxes                                           2,767        3,339
 Other Assets                                                      677        2,997
-----------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 179,507    $ 166,651
-----------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities
   Accounts payable                                          $   9,187    $   9,119
   Accrued expenses                                             16,198       12,785
   Income taxes payable                                          1,105        1,640
  Current portion of long-term debt                              4,200        4,200
-----------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                      30,690       27,744
 Long-term debt                                                 36,600       36,600
 Deferred income taxes                                           2,362        1,771
 Other liabilities                                               3,519        3,191
-----------------------------------------------------------------------------------
 TOTAL LIABILITIES                                              73,171       69,306

 STOCKHOLDERS' INVESTMENT:
   Common stock at par (shares issued: 11,905 at 6/28/2003
      and 11,817 at 9/28/02)                                    11,905       11,817
   Additional paid-in capital                                   17,419       16,526
   Deferred stock compensation                                    (851)        (218)
   Accumulated other comprehensive loss                          1,825       (4,292)
   Retained earnings                                            76,038       73,512
-----------------------------------------------------------------------------------
      Total stockholders' investment                           106,336       97,345
-----------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT              $ 179,507    $ 166,651
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months ended June 28, 2003 and June 29, 2002 (Amounts in Thousands, except per share data, unaudited)

                                              ------------------------------------------------
                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                              ------------------------------------------------
                                              6/28/2003    6/29/2002    6/28/2003    6/29/2002
----------------------------------------------------------------------------------------------
NET SALES                                     $  46,694    $  45,603    $ 134,736    $ 126,803
  Cost of Sales                                  30,065       28,174       85,469       79,296
----------------------------------------------------------------------------------------------
GROSS PROFIT                                     16,629       17,429       49,267       47,507
OPERATING EXPENSES                               13,152       14,110       41,254       40,544
RESTRUCTURING AND OTHER RELATED CHARGES           1,155           --        1,155        1,015
----------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                         14,307       14,110       42,409       41,559
INCOME FROM OPERATIONS                            2,322        3,319        6,858        5,948
OTHER EXPENSES
  Interest Expense                                1,048          782        2,449        2,361
  Interest Income                                   (57)         (23)        (147)         (56)
  Other (Income) / Expenses, Net                 (1,523)         (96)      (2,610)         253
----------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                               2,854        2,656        7,166        3,390
PROVISION FOR INCOME TAXES                          810        1,130        2,165        1,576
----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS             $   2,044    $   1,526    $   5,001    $   1,814
DISCONTINUED OPERATIONS:
  Income From Discontinued AKAPP Operations
    (Including Gain on Disposal of $725)             --           --          733           --
  Income Tax Expense                                 --           --            3           --
----------------------------------------------------------------------------------------------
Income From Discontinued Operations                  --           --          730           --
----------------------------------------------------------------------------------------------
NET INCOME                                    $   2,044    $   1,526    $   5,731    $   1,814

EARNINGS PER SHARE, BASIC
From Continuing Operations                    $    0.17    $    0.13    $    0.42    $    0.16
From Discontinued Operations                  $      --    $      --    $    0.06    $      --
As Reported                                   $    0.17    $    0.13    $    0.48    $    0.16

EARNINGS PER SHARE, DILUTED
From Continuing Operations                    $    0.17    $    0.13    $    0.42    $    0.15
From Discontinued Operations                  $      --    $      --    $    0.06    $      --
As Reported                                   $    0.17    $    0.13    $    0.48    $    0.15

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
  Basic                                          11,901       11,718       11,874       11,633
  Diluted                                        12,000       11,970       11,962       11,821
DIVIDENDS PER SHARE                           $    0.09    $    0.09    $    0.27    $    0.27


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended June 28, 2003 and June 29, 2002
(Amounts in Thousands, unaudited)

                                                             ----------------------
                                                                Nine Months ended
                                                             ----------------------
                                                             06/28/2003  06/29/2002
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the period                                $  5,731    $  1,814
     Adjustments to reconcile net income to net
            cash flows from operating activities:
     Income from discontinued operations                          (730)         --
     Depreciation and amortization                               8,429       7,687
     Deferred tax expense                                           78         192
     (Increase) Decrease in:
            Accounts receivable                                   (287)        107
            Inventories                                          1,353       6,273
            Prepaid expenses                                    (1,540)        598
            Deferred income taxes and other assets                 664        (430)
     (Decrease) Increase in:
            Accounts payable                                      (227)     (1,155)
            Accrued expenses                                     3,119          72
            Income taxes payable                                  (625)       (513)
            Deferred income taxes and other liabilities            393           5
----------------------------------------------------------------------------------
Net cash flows provided by operating activities                 16,358      14,650
----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant & equipment                   (3,338)     (5,766)
     Dispositions of property, plant & equipment                   118         152
     Proceeds from sale of AKAPP, net of cash given $485         4,187          --
----------------------------------------------------------------------------------
Net cash provided by (used for) investing activities               967      (5,614)
----------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in long-term debt                                     --        (235)
     Sales of stock                                                349       1,659
     Dividend payments                                          (3,205)     (3,143)
----------------------------------------------------------------------------------
Net cash (used for) provided by financing activities            (2,856)     (1,719)
----------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                        (2,494)      1,354
----------------------------------------------------------------------------------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                 11,975       8,671

     Cash and short-term investments at beginning of period     13,152       4,156
     Cash and short-term investments at end of period         $ 25,127    $ 12,827
----------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
     Interest                                                 $  1,375    $  1,564
     Income taxes                                             $  1,851    $  1,622


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months ended June 28, 2003 and June 29, 2002
 (Amounts in Thousands, unaudited)

                                                 ----------------------  ---------------------
                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 ----------------------  ---------------------
                                                 6/28/2003    6/29/2002  6/28/2003   6/29/2002
-----------------------------------------------------------------------  ---------------------
Net income                                        $  2,044    $  1,526    $  5,731    $  1,814
Other comprehensive income:
       Accumulated foreign currency translation
                Adjustment                           3,005       7,395       8,520       5,079
       Unrealized loss on cash flow hedging
                Instrument                            (833)       (336)     (2,403)        (88)
-----------------------------------------------------------------------   --------------------
Comprehensive income, net                         $  4,216    $  8,585    $ 11,848    $  6,805
-----------------------------------------------------------------------   --------------------


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


     2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002 the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the requirements of FIN 45 and made the appropriate disclosures in the Financial Statements and Notes included in this Form 10-Q. We believe that the amount of our warranty settlements and reserve are not material and are not therefore included as a disclosure to these interim financial statements.

In December 2002 the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE (SFAS 148), which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. We are required to adopt the expanded disclosure requirements of SFAS No. 148 for the quarter ending June 28, 2003. Our expanded disclosure regarding pro forma amounts for the effects of not recording FAS 123 expense is included in Footnote No. 7.

In January 2003 we adopted FASB Statement No. 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. For the quarter ending June 28, 2003 our expanded disclosure regarding restructuring and other related charges is included in Footnote No. 10.

     3. INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                  6/28/03     9/28/02
----------------------------------------------------------------------
Inventories valued using FIFO                     $  8,835    $  9,576
----------------------------------------------------------------------
Inventories valued using LIFO:
             At FIFO cost                            8,485       8,965
             Less: Reserve to reduce to LIFO        (3,358)     (3,716)
             ---------------------------------------------------------
LIFO Inventories                                     5,127       5,249
----------------------------------------------------------------------
Total Inventories                                 $ 13,962    $ 14,825
----------------------------------------------------------------------

Inventory composition using FIFO
             Raw materials                           9,659      10,340
             Work-in-process and finished goods      7,661       8,201
----------------------------------------------------------------------
Total Inventories at FIFO                         $ 17,320    $ 18,541
----------------------------------------------------------------------



Had we used the FIFO method for all inventories, net income would have been $0.1 million and $0.2 million lower in the three months and nine months ended 6/28/2003. Net income would have been $0.1 million and $0.6 million lower in the three and nine months ended 6/29/2002.



     4. PROPERTY, PLANT AND EQUIPMENT

                                                      6/28/03       9/28/02
-----------------------------------------------------------------------------
Property, plant and equipment, at cost               $ 146,755      $ 138,373
 Less: Accumulated depreciation and amortization       (84,620)       (74,320)
-----------------------------------------------------------------------------
 Property, plant and equipment, net                  $  62,135      $  64,053
-----------------------------------------------------------------------------

During the nine-month period just ended we disposed of approximately $0.6 million of unused, fully depreciated fixed assets, and the accompanying accumulated depreciation. We did not record any material gain or loss on these disposals. In addition we disposed of $1.0 million of net property plant and equipment in the sale of AKAPP (see Footnote No.9).


     5. LONG TERM DEBT

Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5 and the minimum interest coverage ratio reverted back to
3.0. We are in compliance with all provisions of our funding arrangements. At June 28, 2003 we had unused revolving credit agreements with a bank that provide for borrowings of up to $25.0 million at the bank's prime or offered rate.

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

     6. EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                               Three Months Ended     Nine Months Ended
                                               ------------------   --------------------
                                               06/28/03  06/29/02    06/28/03   06/29/02
----------------------------------------------------------------------------------------
Income from Continuing Operations               $ 2,044   $ 1,526   $    5,001   $ 1,814
Income from Discontinued Operations             $    --   $    --          730   $    --
                                                -----------------   --------------------
Net Income                                      $ 2,044   $ 1,526   $    5,731   $ 1,814
                                                -----------------   --------------------
Earnings per share, basic
      From continuing operations                $  0.17   $  0.13   $     0.42   $  0.16
      From discontinued operations              $    --   $    --   $     0.06   $    --
                                                -----------------   --------------------
      As reported                               $  0.17   $  0.13   $     0.48   $  0.16
                                                -----------------   --------------------
Earnings per share, diluted
      From continuing operations                $  0.17   $  0.13   $     0.42   $  0.15
      From discontinued operations              $    --   $    --   $     0.06   $    --
                                                -----------------   --------------------
      As reported                               $  0.17   $  0.13   $     0.48   $  0.15
                                                -----------------   --------------------

Weighted-average number of shares outstanding    11,901    11,718       11,874    11,633
Dilutive common stock options                        99       252           88       188
                                                -----------------   --------------------
Weighted-average number of shares outstanding
 Plus dilutive common stock options              12,000    11,970       11,962    11,821
----------------------------------------------------------------------------------------


     7. CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 11,905,000 and 11,817,000 on June 28, 2003 and September 28, 2002, respectively.

We apply Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation (FIN) 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we did not recognize compensation expense related to option grants. We adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123 Accounting for Stock Based Compensation. The following table, per SFAS 148, summarizes results as if we had recorded compensation expense for option grants during the nine months ended June 28, 2003 and June 29, 2002:

                                          06/28/2003   06/29/2002
-----------------------------------------------------------------
Net Income
  As reported                              $   5,731    $   1,814
  Stock based employee compensation cost
                                                (884)        (452)
                                           ----------------------
  Pro forma                                $   4,847    $   1,362
Basic earnings per share
  As reported                              $    0.48    $    0.16
  Stock based employee compensation cost       (0.07)       (0.04)
                                           ----------------------
  Pro forma                                $    0.41    $    0.12
Diluted earnings per share
  As reported                              $    0.48    $    0.15
  Stock based employee compensation cost       (0.07)       (0.04)
                                           ----------------------
  Pro forma                                $    0.41    $    0.11
-----------------------------------------------------------------

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

THREE MONTHS
(Amounts in Thousands, unaudited)


     Segment Data
                                           Net Sales                  Income from Operations
                                  ----------------------------   --------------------------------
                                        Three Months Ended                 Three Months Ended
                                  ----------------------------   --------------------------------
                                   06/28/03           06/29/02          06/28/03         06/29/02
                                  ----------------------------   --------------------------------
 Connectivity                       $33,867            $31,705            $1,669           $2,459
 Electrical                          12,827             13,898                25            1,299
 Corporate and other                                                         628             (439)
--------------------------------------------------------------   --------------------------------
 Total                              $46,694            $45,603            $2,322           $3,319
--------------------------------------------------------------   --------------------------------

                                 Additions to long-lived assets    Depreciation and Amortization
                                 ------------------------------  --------------------------------
                                        Three Months Ended                 Three Months Ended
                                  ----------------------------   --------------------------------
                                   06/28/03           06/29/02          06/28/03         06/29/02
                                  ----------------------------   --------------------------------

 Connectivity                          $751               $889            $2,138           $1,972
 Electrical                             338                579               957              666
 Corporate and other                     11                  3                35               50
--------------------------------------------------------------   --------------------------------
 Total                               $1,100             $1,471            $3,130           $2,688
--------------------------------------------------------------   --------------------------------

                                           Total Assets
                                  ----------------------------
                                   06/28/03           09/28/02
                                  ----------------------------

 Connectivity                      $134,572           $119,916
 Electrical                          25,483             31,651
 Corporate and other                 19,452             15,084
--------------------------------------------------------------
 Total                             $179,507           $166,651
--------------------------------------------------------------
                                                                            Three Months Ended
-------------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income                 06/28/03         06/29/02
-------------------------------------------------------------------------------------------------
 Income from operations                                                   $2,322           $3,319
 Less: Interest income (expense), net                                       (991)            (759)
       Other income (expense), net                                         1,523               96
       Income taxes                                                         (810)          (1,130)
-------------------------------------------------------------------------------------------------
 Net Income                                                               $2,044           $1,526
-------------------------------------------------------------------------------------------------

      Geographic Data
                                           Net Sales                                         Total Assets
                                   ---------------------------                           ----------------------
                                       Three Months Ended                                06/28/03      09/28/02
                                   ---------------------------       ------------------------------------------
                                   06/28/03           06/29/02       United States        $52,047       $51,553
--------------------------------------------------------------       Canada                28,155        24,848
 United States                      $26,552            $28,292       Italy                 33,155        29,303
 All other countries                 20,142             17,311       Mexico                20,627        20,035
--------------------------------------------------------------       France                21,837        19,752
 Total                              $46,694            $45,603       All other countries   23,686        21,160
--------------------------------------------------------------       ------------------------------------------
                                                                     Total               $179,507      $166,651
                                                                     ------------------------------------------

NINE MONTHS
(Amounts in Thousands, unaudited)

     Segment Data

                                           Net Sales                  Income from Operations
                                  ----------------------------   --------------------------------
                                        Nine Months Ended                 Nine Months Ended
                                  ----------------------------   --------------------------------
                                   06/28/03           06/29/02          06/28/03         06/29/02
                                  ----------------------------   --------------------------------
 Connectivity                       $94,255            $83,785            $3,198           $2,820
 Electrical                          40,481             43,018             3,505            3,740
 Corporate and other                                                         155             (612)
--------------------------------------------------------------   --------------------------------
 Total                             $134,736           $126,803            $6,858           $5,948
--------------------------------------------------------------   --------------------------------

                                 Additions to long-lived assets    Depreciation and Amortization
                                 ------------------------------  --------------------------------
                                        Nine Months Ended                 Nine Months Ended
                                  ----------------------------   --------------------------------
                                   06/28/03           06/29/02          06/28/03         06/29/02
                                  ----------------------------   --------------------------------

 Connectivity                        $2,236             $3,252            $6,142           $5,625
 Electrical                           1,050              2,491             2,151            1,883
 Corporate and other                     52                 23               136              179
--------------------------------------------------------------   --------------------------------
 Total                               $3,338             $5,766            $8,429           $7,687
--------------------------------------------------------------   --------------------------------

                                           Total Assets
                                  ----------------------------
                                   06/28/03           09/28/02
                                  ----------------------------

 Connectivity                      $134,572           $119,916
 Electrical                          25,483             31,651
 Corporate and other                 19,452             15,084
--------------------------------------------------------------
 Total                             $179,507           $166,651
--------------------------------------------------------------
                                                                            Nine Months Ended
-------------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income                 06/28/03         06/29/02
-------------------------------------------------------------------------------------------------
 Income from operations                                                   $6,858           $5,948
 Less: Interest income (expense), net                                     (2,302)          (2,305)
       Other income (expense), net                                         2,610             (253)
       Income taxes                                                       (2,165)          (1,576)
                                                                       --------------------------
 Income from continuing operations                                         5,001            1,814
                                                                       --------------------------
 Discontinued operations
        Income from discontinued AKAPP operations
          (including gain on disposal of $725)                               733               --
        Income tax expense                                                    (3)              --
                                                                       --------------------------
 Income from discontinued operations                                         730               --
-------------------------------------------------------------------------------------------------
 Net Income                                                               $5,731           $1,814
-------------------------------------------------------------------------------------------------

 Geographic Data

                                           Net Sales                                         Total Assets
                                   ---------------------------                           ----------------------
                                       Nine Months Ended                                06/28/03      09/28/02
                                   ---------------------------       ------------------------------------------
                                   06/28/03           06/29/02       United States        $52,047       $51,553
--------------------------------------------------------------       Canada                28,155        24,848
 United States                      $81,241            $80,356       Italy                 33,155        29,303
 All other countries                 53,495             46,447       Mexico                20,627        20,035
--------------------------------------------------------------       France                21,837        19,752
 Total                             $134,736           $126,803       All other countries   23,686        21,160
--------------------------------------------------------------       ------------------------------------------
                                                                     Total               $179,507      $166,651
                                                                     ------------------------------------------

     9. SALE OF AKAPP OPERATIONS

On September 29, 2002 we adopted SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 states that the results of operations of a component of an entity that has either been disposed of or is classified as held for sale shall be reported in discontinued operations if both the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

                                     ----------------------------------------
                                      Three Months Ended   Nine Months Ended
-----------------------------------------------------------------------------
                                                06/29/02            06/29/02
-----------------------------------------------------------------------------
Sales                                              1,295               3,791
Income Before Taxes                                (104)                (56)
Net Income                                          (71)                (39)
-----------------------------------------------------------------------------


     10. RESTRUCTURING CHARGES

During the second quarter of 2002 we recorded a restructuring charge in the amount of $1.0 million to primarily account for severance and related costs of eliminating about 10% of our salaried positions worldwide. Additionally we identified 31 positions in our manufacturing plant in Northbrook, Illinois, which were eliminated with the continued migration of product to our new manufacturing plant in Juarez, Mexico. This workforce reduction represented an acceleration of initiatives that we started over the previous six months to improve our efficiencies and reduce expenses. We anticipated that the salaried personnel reduction would produce annual savings of about $3 million. The restructuring resulted in the layoffs of 93 people, of which 70 people were severed as of March 30, 2002. The restructuring was completed during fiscal 2002 and there is currently no reserve left for any of these restructuring charges. The following table details the activity in the Restructuring Accrual Accounts at June 29, 2002:

                                    Restructuring
                                        Reserve
                                   ----------------
Balance at 9/29/2001                $           --
Charged to expense in Q2 2002                1,015
Cash paid in 2002                              771
                                   ----------------
Remaining balance at 6/29/2002      $          244
                                   ================


In January 2003 we adopted FASB Statement No. 146 ACCOUNTING FOR COSTS ASSOCIATED WITH OR DISPOSAL ACTIVITIES, which generally requires that a liability for costs associated with an exit or disposal activity be expenses as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate.

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. In addition to selling several small product lines that do not align strategically with our current operations we will consolidate and integrate the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations will be integrated with our Northbrook, Illinois facility consolidating administrative functions. The closing of this facility will terminate the employment of 111 total employees, which includes sixty-four plant employees and forty-seven office employees. As of the quarter ended June 28, 2003 three employees have left the company. The sale and integration process will take several quarters to complete and it is estimated that the Kalamazoo, Michigan facility will remain open until early in calendar year 2004.

For the third quarter 2003 we recorded restructuring and other related charges of $1,155, which related to the closing of our Aero-Motive facility. This restructuring charge is composed of the following:

                                                 ------------------------------------------------------------------
                                                 Costs expensed quarter      Cumulative costs     Total anticipated
                                                      ended 6/28/03          through 6/28/03             costs
-------------------------------------------------------------------------------------------------------------------
One Time Termination Benefit                               600                     600                   1,517
Other Associated Costs                                     555                     555                   3,005
-------------------------------------------------------------------------------------------------------------------
Total Restructuring and Other Charges                     1,155                   1,155                  4,522
-------------------------------------------------------------------------------------------------------------------

The costs included as a one-time termination benefit are the estimates of severance benefits that will be incurred as the Kalamazoo facility is closed. In accordance with SFAS No. 144 we have accelerated the depreciation on those assets that are expected to be excess when the facility is closed. We have included $0.4 million of accelerated depreciation in other associated costs for the quarter ending June 28, 2003. Legal fees, divesture fees and travel expense represent the balance of other associated costs. There are no anticipated contract termination costs related to this project.

At June 28, 2003 we have recorded an accrual of $0.6 million, which represents the severance benefits included in the one time termination benefit.


     11. INCOME TAX EXPENSE

Our effective tax rate was 30.2% and 46.5% for the first nine months of 2003 and 2002, respectively. The decrease in our effective tax rate for the first nine months of 2003 was due mainly to the effects of utilizing $0.3 million of foreign tax credits and the $0.5 million in favorable tax treatment received on capital gains in Canada. The increase in the effective tax rate for the first six months of 2002 was due mainly to the effects of not benefiting net operating losses of certain foreign entities for which realizability is considered uncertain.


     12 BENEFIT PLANS

We provide an optional retiree medical program to a majority of our U.S. salaried and non-union retirees and all participants are required to contribute to the cost. These postretirement benefits are unfunded and at September 28, 2002 we had an accumulated post retirement benefit obligation of $4.9 million.

Beginning in April 2003, the plan was modified to require participants to fund the total cost of the medical program. At September 28, 2002 we had accrued postretirement benefit cost, which is included in our consolidated balance sheet of $2.2 million. Starting in January of 2004 we will have no liability for any of these postretirement benefit costs and the reduction of this $2.2 million liability is being amortized over the period from April 1, 2003 to January 1, 2004. During the quarter ended June 28, 2003 we lowered our benefits liability account $0.7 million and we will continue to reduce this liability account in each of the next two quarters by $0.7 million.

     13. CONTINGENT LIABILITIES

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


RESULTS OF OPERATIONS
---------------------

Third quarter fiscal 2003 results compared with third quarter fiscal
---------------------------------------------------------------------
2002 results
------------

SALES
Sales in the third quarter of fiscal 2003 were $46.7 million, an increase of 2.4% compared to third quarter 2002 sales revenue of $45.6 million. The increase was mainly due to higher sales in our Connectivity Segment primarily due to the continued strengthening of foreign exchange rates, which accounted for $2.9 million of the increase compared to last year, partially offset by the loss of $1.3 million of AKAPP sales, a subsidiary that was sold in the first quarter of 2003. New products introduced during the last three years accounted for $7.1 million of revenue in the third quarter of fiscal year 2003 compared to $10.7 million in revenue in the third quarter last year. Sales in our Connectivity Segment increased 6.8% while sales in our Electrical Segment declined by 7.7%. The decline in Electrical sales was primarily due to the elimination of revenue from AKAPP operations.

SALES BY REGION
In the United States, sales were $26.6 million in the third quarter of fiscal 2003 and $28.3 million last year, a 6.2% decrease. The United States manufacturing sector continues to be a difficult environment to operate in as various economic indicators showed a continued contraction in this sector during the quarter. We recorded 43% and 38% of our revenues in foreign currencies during the third quarters of fiscal 2003 and 2002, respectively. Our international revenue was up 16.3% in the third quarter of fiscal 2003 when compared to last year. This increase was mainly due to the strong results from our remaining business in Europe and the favorable impact of foreign exchange rate changes.

BACKLOG
The backlog of unfilled orders stood at $15.3 million at the end of this quarter as compared to $16.2 million a year ago, which translates to 21 and 22 average days of sales for the third quarters of 2003 and 2002, respectively. This decrease in backlog was primarily due to decrease in orders for the Electrical Segment.


GROSS PROFIT
Gross profit as a percent of sales was 35.6% in the third quarter of fiscal 2003 and 38.2% last year. This decline was primarily due to the mix shift in sales by location (margins in Europe are lower due to the competitive environment), lower plant utilization in the North America plants and lower margins in the telecommunications market due to the overall market conditions and specific cost reduction programs initiated by one of our major customers.

OPERATING EXPENSES
Operating expenses were $14.3 million in the third quarter 2003 compared to $14.1 million in the third quarter 2002. Including expenses for Research and Development these expenses were 30.6% of sales in 2003 compared to last year's 30.9%. Operating expenses in the third quarter of 2003 included a restructuring charge of $1.2 million related to the consolidation of our Aero-Motive subsidiary operations into our plant in Juarez, Mexico. Before the restructuring and other related charges of $1.2 million, expenses decreased $1.0 million when compared to the third quarter of 2002. This decrease was due mainly to the reduction in our liability for retiree medical benefits, which resulted in a $0.7 million credit to general and administrative expense and the impact of not having $0.4 million in operating expense from the AKAPP operations. These expense reductions were partially offset by increases from foreign exchange rates of $0.8 million.

SEGMENT OPERATING INCOME
Income from operations in the third quarter of 2003 was $1.7 million in the Connectivity Segment compared to $2.5 million in 2002. This decline was due to the sales mix shift, lower plant utilization and the weak telecommunications market. The Electrical Segment recorded no income from operations in the third quarter of 2003 compared to $1.3 million in 2002. This decrease was due mainly to the $1.2 million restructuring charges and the income lost from the sale of our AKAPP operations.

MISCELLANEOUS INCOME
Other income in the third quarter of 2003 was $1.5 million and consisted mainly of a $2.4 million gain realized from exchange rate changes on a U.S. dollar loan that a Canadian subsidiary used to acquire SST in early 1998. Partially offsetting this gain was $0.3 million for a penalty associated with a value added tax ruling in Mexico and a $0.4 million loss due to foreign exchange in our Canadian operations.

NET INCOME
Net income in the third quarter of 2003 was $2.0 million compared to $1.5 million in 2002. The effective tax rates were 28.4% and 42.5% in the third quarters of 2003 and 2002. The high effective rate in 2002 was primarily the result of not benefiting certain net operating losses of foreign operations for which realizability is considered uncertain. The relatively low effective tax rate for the third quarter of 2003 was due mainly to the favorable tax treatment of the capital gain in Canada. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.



Nine months fiscal 2003 results compared with nine months fiscal 2002 results
-----------------------------------------------------------------------------

SALES
Sales for the first nine months of fiscal 2003 were $134.7 million compared to $126.8 million for 2002, a 6.3% increase. This increase is due mainly to the increased sales levels at our Connectivity Segment. Favorable foreign exchange rates accounted for $6.8 million or 86.1% of the increase when compared to last year. The increase from exchange rate changes was partially offset by the elimination of AKAPP sales, which were $4.1 million for the first nine months of 2002. Year-over-year volume was also negatively impacted by slightly lower selling prices, which resulted from competitive pressure. New products introduced during the last three years accounted for $21.3 million of revenue for the first nine months of fiscal 2003 compared to $28.0 million for the first nine months of 2002. Sales in our Connectivity Segment increased 12.5% due mainly to favorable exchange rate changes and improved performance in our European operations. Sales in the Electrical Segment declined 5.9%, primarily due to the sale of AKAPP.

SALES BY REGION
In the United States, sales were $81.2 million for the first mine months of fiscal 2003 and $80.4 million last year, a 1.1% increase. We recorded 40% and 37% of our revenues in foreign currencies for the first nine months of 2003 and 2002, respectively. For the nine months of 2003 our international revenue increased 15.2% due mainly to the strong performance in Europe and the effect of foreign currency rate changes.

GROSS PROFIT
Gross profit as a percent of sales was 36.6% for the first nine months of 2003 and 37.5% for the first nine months of 2002. The decrease was due partially to changes in our LIFO reserve requirement, which increased our gross profit by $0.4 million for the first nine months of 2003 compared to an increase in gross profit of $0.9 million in the first nine months of 2002. Also contributing to the decrease was the mix shift in sales by location. lower plant utilization in the North America plants and lower margins in the telecommunications market due to the overall market conditions.

OPERATING EXPENSE
Operating expenses were $42.4 million for the first nine months of 2003 compared to $41.6 million for the same period in 2002. Operating expenses, including expenses for Research and Development, were 31.5% of sales for the first nine months of 2003 compared to last year's 32.8%. This decrease as a percentage of sales is due mainly to increased sales revenue in the first nine months of 2003. Before any restructuring and related charges operating expenses were up $0.7 when compared to the same period in 2002. The change in foreign currency contributed to an increase of $1.9 million when compared to the first nine months of 2002. Operating expenses in 2003 included the $1.2 million restructuring charge for the consolidation of operations from our Aero-Motive subsidiary to Juarez, Mexico. Operating expenses in 2002 included a $1.0 million restructuring charge for the elimination of approximately 10% of our salaried positions worldwide and AKAPP operating expenses of $1.3 million.

SEGMENT INCOME
Income from operations for the first nine months of 2003 was $3.2 million for the Connectivity Segment compared to $2.8 million in 2002 and $3.5 million for the Electrical Segment compared to $3.7 million in 2002. The increase in our Connectivity Segment was due mainly to higher volumes and favorable exchange rates, which was partially offset by a shift in sales mix and the weak telecommunications market. The decrease in our Electrical Segment was due mainly to the $1.2 million restructuring charge for the Aero-Motive actions.

MISCELLANEOUS (INCOME) / EXPENSE
Other income for the first nine months of 2003 was $2.6 million and consisted mainly of a $3.1 million gain realized from exchange rate changes on a U.S. dollar loan that a Canadian subsidiary used to acquire the assets of SST in early 1998. Partially offsetting this gain was a $0.3 million penalty for a value added tax ruling in Mexico and a $0.6 million loss from foreign exchange in our Canadian operations.

DISCONTINUED OPERATIONS
In the first quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain of $0.7 million and was recorded as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations.

NET INCOME
Net income for the first nine months of 2003 was $5.7 million compared to $1.8 million in 2002. The effective tax rates were 30.2% and 46.5% for the first nine months of 2003 and 2002. The low effective rate in 2003 was due mainly to the impact of utilizing foreign tax credits in the first quarter of 2003 and the favorable tax treatment of capital gains in Canada. The high effective rate in 2002 was primarily the result of not benefiting from certain net operating losses of foreign operations. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rates on reported net income was partially mitigated.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

We continue to invest in property and equipment, including new machinery, computer systems and facilities. In 2000, we announced plans to build a second manufacturing facility in Juarez, Mexico to migrate U.S. production to a lower cost labor market. Both Juarez plants are manufacturing resources for all our North America subsidiaries. This project was completed in the second half of fiscal 2002 and there was no spending in the first nine months of 2003 compared to $1.7 million spent in the first nine months of 2002.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

At June 28, 2003 we had $40.8 million of long-term debt outstanding and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. Effective March 30 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to
2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5, and the minimum interest coverage ratio has reverted back to 3.0. We are in compliance with all provisions of our funding arrangements. We believe, that we will continue to be in compliance with all provisions of our funding arrangements.

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

In particular, such risks include statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, general economic and business conditions, currency fluctuations, and competition.

International-based revenues and substantial international assets result in our exposure to currency exchange rate fluctuations. We continue to evaluate the economic and operational impact of all foreign currencies, including its impact on competition, pricing, and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen and corrected, or that no material disruption will occur in our businesses.

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

We recorded the difference between the carrying values and fair values of related hedged assets and liabilities of $0.8 million in accumulated other comprehensive loss to recognize deferred net income on derivatives designated as cash flow hedges, and a net increase in other liabilities of approximately $0.3 million during the quarter just ended. We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement.

$40.8 million of our long-term debt is denominated in U.S. Dollars and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.


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

                           PART II - OTHER INFORMATION
                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


A.       Exhibits

         Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Philippe Lemaitre - President and C.E.O.

         Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Robert H. Fisher - Vice President, Finance and Chief Financial Officer.

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.       Reports on Form 8-K

         During the quarter just ended we filed an 8-K on April 9, 2003 relating to the future of our Aero-Motive subsidiary, a wholly owned subsidiary of the company.

         During the quarter just ended we filed an 8-K on April 23, 2003 releasing our second quarter 2003 earnings.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: August 11, 2003



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