Form 10-K
period 2003-09-27
WOODHEAD INDUSTRIES INC
filed 2003-12-17
CIK 108215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-5971

WOODHEAD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1982580 (IRS Employer Identification No.)
Three Parkway North, Suite 550 Deerfield, IL 60015 (Address of principal executive offices)	(847) 236-9300 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

Title of Class	Exchange on which registered

Common Stock, Par Value $1.00 Preferred Stock Purchase Rights	NASDAQ NASDAQ

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).   Yes [X]   No [  ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2003 was $141,212,651. The number of common shares outstanding as of December 5, 2003 was 12,083,866.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of
registrant to be held January 30, 2004 is incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I
     Item 1. Business
     Item 2. Properties
     Item 3. Legal Proceedings
     Item 4. Submission of Matters to a Vote of Security Holders
PART II
     Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
     Item 6. Selected Financial Data
     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Item 8. Consolidated Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Item 9A. Controls and Procedures
PART III
     Item 10. Directors and Executive Officers of the Registrant
     Item 11. Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13. Certain Relationships and Related Transactions
     Item 14. Principal Accounting Fees and Services
PART IV
     Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART I

Item 1. Business

General

        Woodhead Industries, Inc. (the Company, which may be referred to as “we”, “us”, or “our”) is engaged in two business segments serving a diverse group of customers and industries worldwide. We develop, manufacture, and market electronic and industrial communications products, primarily serving the global automation and control market with connectivity solutions and specialty electrical products.

        Where reference is made in any Item of this Annual Report on Form 10-K to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on January 30, 2004, such information shall be deemed to be incorporated therein by such reference.

Business Segments

        Our operating segments are based on the organization of business groups comprised of similar products and services. Revenues in our Industrial Communications and Connectivity Products Segment (Connectivity Segment) are primarily derived from sales of system components for devices in open networks for automated manufacturing and distribution applications. Revenues in our Electrical Safety & Specialty Products Segment (Electrical Segment) are primarily derived from sales of specialized products to support enhanced safety and productivity on the factory floor.

        Selected financial information by business segment for each of the last three fiscal years is contained in Note 13 of the Notes to Consolidated Financial Statements.

Products

        We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control markets with connectivity solutions and specialty electrical products. Through our Connectivity segment we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprising five recognized industry-leading brands, Brad Harrison®, mPm®, SST™, applicom® and RJ-Lnxx® make us the premier supplier of application-specific connectivity solutions.

        Our Electrical segment manufactures highly customized products to support enhanced safety and productivity on the factory floor. Our Electrical product brands include Daniel Woodhead® and Aero-Motive®.

Distribution

        We sell our products to stocking distributors, original equipment manufacturers (OEM) and system integrators. Our direct sales force, as well as manufacturers’ agencies, service our customers and promote our products to end-customers.

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

Customers

        We sell our products to a broad customer base. No single customer accounts for ten percent or more of our sales revenue.

Backlog

        The backlog of unfilled orders stood at $16.0 million, $14.3 million and $13.8 million at the end of fiscal years 2003, 2002 and 2001, respectively. The 2003 Connectivity segment backlog as compared to the prior year was up 13.1%. The Electrical segment recorded a 9.3% increase in total backlog when compared to fiscal 2002. This increase was due mainly to a large government order received in the fourth quarter at our Aero-Motive subsidiary.

Competition

        Similar products of the type sold by us are also available from competitors. We believe delivery time, as well as quality and customer service are important to our success. Our ability to manufacture high-quality products, that serve specialized needs, as well as our multiple channels of distribution differentiate us from the competition.

International Operations

        A significant portion of our business is from outside the United States. The international operations are conducted through our subsidiaries who manufacture and sell products in both of our business segments. Fluctuations in foreign currency exchange rates can impact our results of operations and financial condition. Since much of our international manufacturing costs and operating expenses are also incurred in local currencies, the impact of changes in exchange rates on reported net income is partially mitigated. Selected financial information by major geographical region for each of the last three fiscal years is contained in Note 13 of the Notes to Consolidated Financial Statements.

Research & Development

        Selected financial information related to research and development is contained in Note 12 of the Notes to Consolidated Financial Statements.

Environmental Matters

        Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate, or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. Additional details on the environmental exposure can be found in Note 16 of the Notes to Consolidated Financial Statements.

Employees

        At the end of fiscal year 2003, we had 1,506 full-time employees.

Availability of Reports

        Our Internet Web site address is www.woodhead.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Forward-Looking Statements

        The Securities and Exchange Commission encourages companies to disclose forward-looking information, so that investors can better understand a company’s future prospects, and make informed investment decisions. This annual report, and other written and oral statements that we make from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements set out anticipated results based on management’s plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “estimate”, “expect”, “plan”, “believe”, and words and terms of similar substance, in connection with any discussion of future operating or financial performance.

        We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties, and inaccurate assumptions.

        In particular, such risks include statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales efforts, expenses, changes in foreign exchange rates, the outcome of contingencies such as legal proceedings, general economic and business conditions, and competition.

        International-based revenues and substantial international assets result in our exposure to currency exchange rate fluctuations. We continuously evaluate the economic and operational impact of all foreign currencies, including its impact on competition, pricing, and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen, or that no material disruption will occur in our business.

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

Item 2. Properties

        We own facilities in the following locations:

Location	Land owned	Floor Area	Business Segment

Juarez, Mexico	16.5 acres	229,000 sq. ft.	Connectivity and Electrical
Northbrook, Illinois	4.7 acres	125,000 sq. ft.	Connectivity and Electrical
Kalamazoo, Michigan	39.1 acres	116,000 sq. ft.	Electrical
Franklin, Massachusetts	6.6 acres	60,000 sq. ft.	Connectivity
El Paso, Texas	5.0 acres	50,000 sq. ft.	Connectivity and Electrical
Ebbw Vale, UK	4.5 acres	42,000 sq. ft.	Connectivity
Belvidere, Illinois	3.5 acres	36,000 sq. ft.	Electrical
Bretten, Germany	1.4 acres	27,000 sq. ft.	Connectivity
Cusano Milano, Italy	0.1 acres	18,000 sq. ft.	Connectivity
Caudebec-lès-Elbeuf, France	0.2 acres	6,000 sq. ft.	Connectivity

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

Location	Floor Area	Business Segment

Waterloo, Canada	60,000 sq. ft.	Connectivity
Mississauga, Canada	20,000 sq. ft.	Connectivity
Paderno, Italy	18,300 sq. ft.	Connectivity
Deerfield, Illinois	11,600 sq. ft.	Corporate Headquarters
Lagny-Sur-Marne, France	6,500 sq. ft.	Connectivity
Genoa, Italy	3,300 sq. ft.	Connectivity
Toh Tuck, Singapore	3,000 sq. ft.	Connectivity
Caudebec-lès-Elbeuf, France	2,000 sq. ft.	Connectivity
Leinfelden, Germany	1,000 sq. ft.	Connectivity
Yokohama, Japan	900 sq. ft.	Connectivity
Shanghai, China	500 sq. ft.	Connectivity
Nagoya, Japan	300 sq. ft.	Connectivity

        A 120,000 square foot plant in Juarez, Mexico was completed in 2002. Our two Juarez plants are manufacturing resources for all our North American subsidiaries. With the addition of this facility, we believe there is sufficient capacity available to cover our needs through at least fiscal year 2004.

Item 3. Legal Proceedings

        Selected financial information related to current legal proceedings is contained in Note 16 of the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal year 2003, which ended on September 27, 2003, there were no matters submitted to a vote of security holders either through solicitation of proxies or otherwise.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

        Selected information regarding the company’s common equity and related stockholder matters is contained in Note 21 of the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

        The following Financial Profile sets forth selected consolidated financial data for our operations. The data should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements. The consolidated statement of operations data for each of the last five fiscal years, the related consolidated balance sheet data and other data have been derived from our audited consolidated financial statements.

	Fiscal Years Ended

	2003(1)	2002(1)	2001	2000	1999

Operations
Net sales	$179,038	$170,179	$190,186	$196,932	$171,783
Cost of sales	112,991	107,770	114,493	115,195	98,702
Gross profit	66,047	62,409	75,693	81,737	73,081
% of net sales	36.9%	36.7%	39.8%	41.5%	42.5%
Operating expenses	56,855	54,466	56,978	57,322	52,693
% of net sales	31.8%	32.0%	30.0%	29.1%	30.7%
Interest and other expenses	(39)	2,820	5,159	3,567	3,236
Income before income taxes	9,231	5,123	13,556	20,848	17,152
% of net sales	5.2%	3.0%	7.1%	10.6%	10.0%
Provision for income taxes	3,392	2,578	5,722	7,716	6,258
Income from continuing operations	5,839	2,545	7,834	13,132	10,894
% of net sales	3.3%	1.5%	4.1%	6.7%	6.3%
Income from discontinued operations	730	—	—	—	—
% of net sales	0.4%	0.0%	0.0%	0.0%	0.0%
Net income	$6,569	$2,545	$7,834	$13,132	$10,894
% of net sales	3.7%	1.5%	4.1%	6.7%	6.3%
Return on average assets	3.9%	1.5%	4.8%	8.2%	6.9%
Return on stockholders’ average investment	6.4%	2.7%	8.7%	15.4%	13.9%

Earnings per share, basic
From continuing operations	$0.50	$0.22	$0.68	$116	$0.98
From discontinued operations	0.06	—	—	—	—
Net Income	$0.56	$0.22	$0.68	$1.16	$0.98
Earnings per share, diluted
From continuing operations	$0.49	$0.22	$0.66	$1.12	$0.96
From discontinued operations	0.06	—	—	—	—
Net Income	$0.55	$0.22	$0.66	$1.12	$0.96
Dividends per share	$0.36	$0.36	$0.36	$0.36	$0.36
Weighted average common shares outstanding, diluted	11,930	11,829	11,810	11,680	11,372
Other Data
Net cash flows provided by operating activities	17,479	24,524	23,435	21917	13,128
Net cash used for investing activities	21	(7,011)	(24,601)	(9313)	(7,778)
Net cash (used for) provided by financing activities	(6,827)	(6,370)	(3,519)	(6,035)	(8,260)
Interest expense (income), net	2,862	2,895	3,125	2,932	3,429
Depreciation and amortization	11,115	10,366	11,221	10,285	10,277
Engineering and product development	8,918	8,261	7,822	7,000	6,169

Year-End Positions
Total assets	$172,449	$166,651	$166,868	$162,459	$157,641
Total liabilities	63,999	69,306	74,149	74,499	75,187
Working capital (Current assets less current liabilities)	47,260	38,963	41,438	46,310	38,287
Current ratio	2.7 to 1	2.4 to 1	2.7 to 1	2.8 to 1	2.5 to 1
Stockholders’ investment	108,450	97,345	92,719	87,960	82,454
Long-term debt	30,900	36,600	45,400	45,000	47,120
Book value per share	$9.03	$8.24	$8.02	$7.70	$7.34
Number of employees	1,506	1,490	1,534	1,679	1,616
Number of stockholders	395	402	407	434	511

(1)	The company adopted SFAS No. 142 in 2002 and related information is contained in Note 6 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 2003, 2002 and 2001

        We develop, manufacture and market electronic and industrial communications products, primarily serving the global automation and control markets with connectivity solutions and specialty electrical products. Through our Industrial Communications and Connectivity Segment (Connectivity Segment, or Connectivity) we provide the industrial automation industry with a single, worldwide source for industrial communications and connectivity solutions. Our product lines, comprising five recognized industry-leading brands, Brad Harrison®, mPm®, SST™, applicom® and RJ-Lnxx® make us the premier supplier of application-specific connectivity solutions. Our Electrical Safety & Specialty Segment (Electrical Segment, or Electrical) manufactures highly customized products to support enhanced safety and productivity on the factory floor. Our Electrical product brands include Daniel Wood head® and Aero-Motive®. We sell our products to stocking distributors, original equipment manufacturers (OEM) and system integrators. Our direct sales force, as well as manufacturers’ agencies, service our customers and promote our products to end-customers.

        We have operations in nine countries outside the United States, and fluctuations in foreign currency exchange rates can impact our results of operations and financial condition.

Sales

        Our sales increased 5.2% in fiscal 2003 compared to 2002. Sales declined year-over-year 10.5% and 3.4% in fiscal years 2002 and 2001, respectively.

        Sales activity in 2003 started to show improvement from the adverse economic conditions that have affected the U.S. and international manufacturing environments since 2001. Total revenues for fiscal 2003 year were $179.0 million compared to $170.2 million in fiscal 2002. This increase was due to the sales results in our Connectivity segment. Connectivity segment sales were $126.3 million in 2003, a 12.6% increase from fiscal 2002. The increase was due mainly to favorable exchange rates ($9.0 million gain when compared to 2002) and the improved performance in our European operations, primarily in the Physical Media and DIN product lines. Connectivity sales accounted for 70.6% of total revenue in 2003 and 65.9% in 2002.

        Electrical segment sales were $52.7 million in 2003, a 9.1% decrease from fiscal 2002. This decrease was due mainly to the sale of our AKAPP operation, which accounted for $5.7 million of revenue in 2002. Electrical sales accounted for 29.4% of total sales in 2003 and 34.1% in 2002.

        Sales volume in 2003 compared to 2002 was also negatively impacted by slightly lower selling prices (less than 1%), which resulted from competitive market pressures.

        Sales activity in 2002 continued to reflect the adverse economic conditions in the U.S. and international manufacturing environments that began in 2001. In particular, the lack of capital investment by the industrial marketplace coupled with a severe decline in the telecom and datacom sectors resulted in the lower sales. While we saw a small pick up in orders during the February to May period, as the year progressed, it became clear that the economy was not going to recover as most economists and industry experts had initially predicted. The decline in volume was in part offset by increases in sales dollars due to changes in foreign exchange rates, primarily as the Euro strengthened and the full year impact of sales from our applicom subsidiary acquired in February of 2001. These two factors benefited sales by 2.5% compared to 2001.

        Connectivity segment sales in 2002 were $112.2 million and declined 11.1% from 2001 with telecom/datacom sales down 33%. Connectivity sales accounted for 65.9% of total sales in 2002 and 66.4% in 2001.

        Although the Electrical segment benefited from MRO (Maintenance, Repair, Operation) sales and a government hose reel order in the fourth quarter, its sales declined 9.4% from 2001 to $58.0 million.

        Selling prices declined in 2002 by less than 1% principally due to competitive pressure in all areas, but more in the telecom and datacom sectors than others.

Sales by Region

        Sales to customers in the United States were $108.3 million in 2003, $107.3 million in 2002 and $122.4 million in fiscal 2001. Sales to customers outside the U.S. were $70.7 million in 2003, $62.9 million in 2002 and $67.8 million in 2001. European sales increased 11% in fiscal 2003 due mainly to changes in the Euro exchange rate. This increase was partially offset by the revenue lost from the sale of our AKAPP subsidiary. Sales in 2003 to customers in Canada and the Far East increased by 8% and 60%, respectively. The increase in Canada was due mainly to the favorable exchange effects from the strengthening of the Canadian Dollar. In 2002 European sales declined 1% after benefiting from the strengthening Euro and the full year of Applicom sales. In 2002 sales in Canada and the Far East declined by 5% and 6%, respectively when compared to 2001.

        We collected 40%, 38% and 34% of our revenue in foreign currencies during 2003, 2002 and 2001, respectively.

Backlog

        The backlog of unfilled orders stood at $16.0 million, $14.3 million and $13.8 million at the end of 2003, 2002 and 2001, respectively. The 2003 Connectivity segment backlog as compared to the prior year was up 13.1%. The Electrical segment recorded a 9.3% increase in total backlog when compared to fiscal 2002. This increase was due mainly to a large government order received in the fourth quarter at our Aero-Motive subsidiary.

Gross Profit

        In 2003, gross profit as a percent of sales increased to 36.9% from 36.7% in 2002. This increase was due mainly to improved efficiencies and productivity improvements, particularly from the migration of production to our Juarez, Mexico facility, which occurred in 2002 and early 2003. Also contributing to this increase in the gross profit level was a $0.7 million decrease in obsolescence expense. Partially offsetting these improvements were lower pricing, the shift in sales mix by location and lower margins in the telecommunications market.

        In 2002 gross profit declined to 36.7% from 39.8% in 2001. This decline was attributable primarily to lower plant utilization throughout the business. During the year lower sales volume in both business segments, coupled with the significant reduction in our inventory levels from 2001 were the principal drivers of the lower plant utilization. Also, during 2002 our new plant in Mexico came on line and we incurred initial startup costs and expenses to migrate production from our plant in Northbrook, Illinois. In addition, we incurred startup costs to initiate production of fiber optic products in our UK facility. As a result of declining volumes due to adverse economic conditions in the U.S. and international markets, we needed to increase our reserve for excess/obsolete inventory. This increased expense by $0.4 million from $1.1 million in 2001 to $1.5 million in 2002. The lower inventory levels in 2002 resulted in a reduction of the LI FO reserve requirement, which favorably impacted our gross profit by $1.2 million compared to 2001.

Operating Expenses

        Operating expenses as a percent of sales were 31.8% in 2003, 32.0% in 2002 and 30.0% in 2001. While operating expense as a percent of sales decreased in 2003, the actual expenses increased to $56.9 million in 2003 from $54.5 million in 2002. The dollar increase was due mainly to the $2.1 million restructuring charge for the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico. The Aero-Motive restructuring will continue into 2004 with anticipated costs estimated to be $1.8 million for the year. In addition, related to the Aero-Motive restructuring, we anticipate a pension settlement charge estimated to be approximately $0.8 million in 2004 triggered by reduced employment levels that require us to recognize past gains and losses in our pension plan accounts. Also contributing to the increase in operating expenses in 2003 was the $2.6 million effect of foreign exchange rate changes and the upgrading in the sales, marketing and engineering areas. Partially offsetting these increases were the $1.5 million credit to operating expense due to the modification of our retiree medical program, the non-recurrence of a restructuring charge for $1.0 million to account for severance and related costs to eliminate approximately 10% of our salaried positions worldwide in 2002 and the elimination of AKAPP operating expenses, which were $1.8 million.

        While operating expenses as a percent of sales increased in 2002 compared to 2001, the actual expenses declined to $54.5 million in 2002 from $57.0 million in 2001. In 2002 we adopted FASB 142, which required us to stop amortizing goodwill. This reduced expenses by $1.5 million in 2002. In the second quarter of 2002 we incurred a $1.0 million restructuring charge for severance and related costs associated with personnel reductions. During 2002 we continued to reduce spending in our operations to offset the decline in sales revenue. This was a process that was started in early 2001 when we first saw economic conditions deteriorate in our primary markets. The savings achieved in 2002 and 2001 were partially offset by the full year impact of operating expenses at applicom acquired in April 2001.

Segment Operating Income

        Income from operations in our Connectivity segment increased to $5.1 million or 4.0% of sales in 2003 from $2.9 million or 2.6% of sales in 2002. This increase was due mainly to higher sales, lower obsolescence expense and favorable exchange rates. A shift in sales mix and the weak telecommunications market partially offset these improvements. Income from operations in our Electrical segment declined to $4.8 million or 9.1% of sales from $5.8 million or 9.9% of sales in 2002. The decrease in our Electrical segment was due mainly to the $2.1 million restructuring charge for the Aero-Motive actions in 2003 and the $0.4 million of income from operations eliminated as a result of the AKAPP sale.

        Income from operations in our Connectivity segment declined to $2.9 million or 2.6% of sales in 2002 from $13.2 million or 10.4% of sales in 2001. Lower operating expenses were unable to offset the impact of lower plant utilization, increases in excess/obsolescence expense, the restructuring charge and the decline in sales volume. Income from operations in our Electrical segment was 9.9% and 10.8% of sales in 2002 and 2001, respectively. The decline in 2002 was a result of reduced sales volumes and lower plant utilization.

Interest (Income) / Expense

        Interest expense was $3.1 million in 2003, $3.0 million in 2002 and $3.4 million in 2001 primarily for interest paid on our long-term debt incurred in connection with the mPm and SST acquisitions in 1998. The increase in interest expense in 2003 compared to 2002 was due to $0.3 million of interest paid on a value added tax ruling in Mexico. During 2001 we incurred interest expense on loans under our bank revolving credit agreements to temporarily finance the applicom acquisition. Interest income was earned on short-term deposits of operating cash.

Other (Income) / Expense

        Other (income)/expense in 2003 was ($2.9) million compared to ($0.1) million in 2002. The 2003 income consisted mainly of a $2.4 million gain realized from exchange rate changes on a U.S. Dollar loan that our Canadian subsidiary used to acquire the assets of SST in early 1998. Also included in 2003 was the $0.8 million gain from the sale of the Aero-Motive workstation product line and $0.3 million of expense related to an adverse value added tax ruling in Mexico.

        Other (income)/expense in 2002 was ($0.1) million compared to $2.0 million in 2001. The year-to-year change was due primarily to the $1.9 million write-off of the investment in Symphony Systems in 2001.

Income from Continuing Operations

        Income from continuing operations was $5.8 million or 3.3% of net sales in 2003, $2.5 million or 1.5% of net sales in 2002 and $7.8 million or 4.1% of net sales in 2001. The 2003 increase in income from continuing operations when compared to 2002 was due mainly to the gain from exchange rate changes on the U.S. Dollar loan that our Canadian subsidiary has outstanding, improved operating efficiencies, and the sale of the Aero-Motive workstation product line. The increases were partially offset by the Aero-Motive restructuring charge that occurred in fiscal 2003.

        Income from continuing operations decreased in 2002 compared to 2001 due mainly to lower productivity associated with the decreased sales levels in 2002. Also contributing to the decrease was the restructuring charge of $1.0 million to account for severance and related costs to eliminate 10% of our salaried positions worldwide in 2002.

Discontinued Operations

        In the first fiscal quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain of $0.7 million and was recorded as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 were also recorded as Income from Discontinued Operations.

Net Income

        Net income was $6.6 million or 3.7% of net sales in 2003, $2.5 million or 1.5% of sales in 2002 and $7.8 million or 4.1% of net sales in 2001. The 2003 increase in net income when compared to 2002 was due to the increase in income from continuing operations, specifically the positive exchange rate changes, improved efficiencies and the Aero-Motive product line sale, and income generated from the AKAPP sale.

        Our effective tax rate was 34.1% in 2003, 50.3% in 2002 and 42.2% in 2001. In 2003 the income tax rate was close to the U.S. federal statutory rate. In 2002 the lower level of profitability combined with certain items not deductible in Europe resulted in the higher effective tax rate. For 2001 we could not tax-effect the $1.9 million write-off of our investment in Symphony Systems and this increased our effective tax rate.

Financial Condition, Liquidity and Capital Resources

Assets

        At fiscal year-end 2003 we had $22.5 million in cash and short-term investments, up from $13.2 million at the end of 2002. The increase in our cash balance was due principally to our strong operating cash flow of $17.5 million, the $4.2 million of cash received from the sale of our AKAPP operations and the $1.1 million in cash generated from the Aero-Motive product line sale. 2003 operating cash flows of $17.5 million decreased from $24.5 million in 2002. This decrease was due to the $8.9 million reduction in inventory in 2002 compared to a $1.8 million reduction in 2003.

        Working capital in 2003 increased to $47.3 million from $39.0 million in 2002. This increase in working capital was due mainly to the increased profit levels that were generated in 2003. Also contributing to the increase in working capital were the favorable exchange rate effects on our foreign assets and the decreased spending on capital expenditures that occurred in 2003.

        We continued to invest in property, plant and equipment, including new machinery, computer systems and facility improvements. Purchases of property, plant and equipment were $4.5 million in 2003 compared to $7.2 million in 2002. In 2002 we spent $2.1 million to complete a second manufacturing facility in Juarez, Mexico.

        Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2004.

Liabilities

        At fiscal year-end 2003 we had $36.6 million of long-term debt outstanding ($5.7 million shown as current debt), and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. Effective March 30, 2002, we amended our credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5 and the minimum interest coverage ratio reverted back to 3.0. We are in compliance with all of our funding arrangements. Additional information on debt covenants can be found in Note 2 A of the Notes to Consolidated Financial Statements.

Cash Flows

        Net cash flow provided by operating activities was $17.5 million in 2003, down from $24.5 million in 2002 and $23.4 million in 2001. The decrease in 2003 operating cash flow was due to a smaller reduction in inventory and increases in prepaid expenses. The increase in prepaid expense was due to a $2.0 million contribution to the pension plan. The improvement in 2002 operating cash flow compared to 2001 was due to reductions in inventory and accounts receivable balances partially offset by declines in accrued expenses and net income.

        In 2003 cash flows from investing activities included $4.5 million of capital additions and cash received of $4.2 million from the sale of AKAPP operations. In 2002 we invested $7.2 million on capital additions, of which $2.1 million was used to finish the second Juarez plant.

        In fiscal 2000, we made an investment of $1.9 million in Symphony Systems, which represented less than 20% of Symphony’s equity, which we accounted for under the cost method. During 2001, Symphony Systems was attempting to raise additional funds for future operations. When Symphony Systems failed to raise additional funds, and was unable to sell the company, we felt that the fair value of this equity investment had declined to zero and this decline was other than temporary. Consequently, we wrote off the entire investment in fiscal 2001. Subsequently, Symphony Systems made an assignment for the benefit of creditors in March 2002. As a result of this assignment, we received nothing for our equity interest.

        Net cash used for financing activities in 2003, 2002 and 2001 represent the repayment of debt in the amounts of $4.2 million, $4.9 million and $0.5 million, respectively, and dividend payments to our shareholders of $4.3 million, $4.2 million and $4.1 million, respectively.

Financial Instruments

        In our global operating activities, and in the normal course of our business, we are exposed to changes in foreign currency exchange rates that may adversely affect our results of operations and financial condition. We seek to minimize those risks through our regular operating activities and, when deemed appropriate, through the use of financial instruments. We use financial instruments to selectively hedge our foreign currency risk and do not use financial instruments for speculative purposes. Additional details on our foreign exchange exposures can be found in Note 2 C of the Notes to Consolidated Financial Statements.

Contingent Liabilities and Environmental Matters

        Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. Additional details on the environmental exposure can be found in Note 16 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

        Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for the business include revenue recognition, valuation of long-lived assets, accounting for contingent liabilities and environmental matters and accounting for income taxes. There were no material changes made to critical accounting estimates compared to prior years.

        Revenue Recognition — We recognize revenue upon transfer of title at the time of shipment or services provided, when all significant contractual obligations have been satisfied, the price is fixed or determinable and collection is reasonably assured. At the end of 2003 we had $1.3 million accrued for warranty costs, sales returns, sales incentives, price adjustments and other allowances based on prior claims experience and other quantitative and qualitative factors. No single customer accounted for more than 10% of revenue.

        Valuation of Long-Lived Assets — Our long–lived assets include land, buildings, equipment, molds and dies, purchased software, goodwill and other intangible assets. Long-lived assets, other than goodwill, are depreciated over their estimated useful lives. We review long-lived assets other than goodwill for impairment to assess recoverability from future operations using undiscounted cash flows. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment under the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets.” Fair values are estimated based upon forecasted cash flows discounted to present value. The fair value of our long-lived assets is dependent on the future performance of individual operations as well as volatility inherent in their external markets. If estimated forecasts are not met and actual cash flows or discount rate estimates change, we may have to rec ord an impairment charge not previously recognized. We currently have $32.3 million of goodwill on our consolidated balance sheet. No impairment charges were recorded in either 2003 or 2002.

        Accounting for Contingent Liabilities and Environmental Matters — We have incurred and expect to incur, assessment, remediation and related costs at one of our facilities for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. We have been conducting an investigation of soil and groundwater at the site with oversight by the Michigan Department of Environmental Quality (“DEQ”). We estimate that a minimum of approximately $1.3 million of investigation and remediation expense remain to be incurred over the next 14 years. We have a reserve for such purpose. Our cost estimates are subject to uncertainty because of the extent of the contamination area, changes in remediation technology and ongoing DEQ feedback. We may incur significant additional assessment, remediation and related costs at the site and such costs could materially and adversely affect our consolidated net income for the period in which such costs are incurred.

        Accounting for Income Taxes — SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements or tax returns. We have on our balance sheet net deferred tax assets of $2.9 million. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could impact our financial position or the results of operations.

Forward-Looking Statements

        The Securities and Exchange Commission encourages companies to disclose forward-looking information, so that investors can better understand a company’s future prospects, and make informed investment decisions. This report, and other written and oral statements that we make from time to time, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements set out anticipated results based on management’s plans and assumptions. We have tried, wherever possible, to identify such statements by using words such as “anticipate”, “estimate”, “expect”, “plan”, “believe”, and words and terms of similar substance, in connection with any discussion of future operating or financial performance.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Selected financial information related to quantitative and qualitative market risk is contained in Note 2 of the Notes to Consolidated Financial Statements.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Management

        Woodhead Industries, Inc. management is responsible for the integrity of the information presented in this Annual Report on Form 10-K, including the Company’s financial statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States and include, where necessary, estimates and judgments by management.

        We maintain systems of accounting and internal controls designed to provide assurance that assets are properly accounted for as well as to insure that the financial records are reliable for preparing financial statements. The systems are augmented by qualified personnel and are reviewed on a periodic basis.

        Our independent public accountants, Ernst & Young LLP, conduct annual audits of our financial statements in accordance with auditing standards generally accepted in the United States, which include the review of internal controls for the purpose of establishing audit scope, and issue an opinion on the fairness of such financial statements.

        The Audit Committee, which is composed solely of independent directors, meets periodically with management and the independent public accountants to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent public accountants periodically meet alone with the Audit Committee and have free access to the Audit Committee at any time.

/s/ Philippe Lemaitre	/s/ Robert H. Fisher

Philippe Lemaitre Chairman, President and Chief Executive Officer	Robert H. Fisher Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        To The Board of Directors and Shareholders of Woodhead Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of Woodhead Industries, Inc. (a Delaware corporation) and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of income, stockholders' investment, comprehensive income and cash flows for each of the two years in the period ended September 27, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Woodhead Industries, Inc. and subsidiaries for the period ended September 29, 2001 were audited by other auditors who have ceased operations and whose report dated December 18, 2001 expressed an unqualified opinion on those statements before the inclusion of additional disclosures referred to in the last paragraph of this report.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woodhead Industries, Inc. and subsidiaries at September 27, 2003 and September 28, 2002, and the results of their operations and their cash flows for each of the two years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Notes 1 and 6 to the financial statements, in the year ended September 28, 2002 the Company changed its method of accounting for goodwill.

        As discussed above, the financial statements of Woodhead Industries, Inc. and subsidiaries for the period ended September 29, 2001 (2001) were audited by other auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company as of September 30, 2001. Our audit procedures with respect to the disclosures in Note 6 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts. In our opinion the disclosures related to adjusted net income for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

Chicago, Illinois November 7, 2003 except for Note 20 as to which the date is November 21, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        To The Board of Directors and Shareholders of Woodhead Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of WOODHEAD INDUSTRIES, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 29, 2001, and September 30, 2000, and the related consolidated statements of income, stockholders’ investment, comprehensive income and cash flows for each of the three years in the period ended September 29, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Arthur Andersen LLP*

Chicago, Illinois
December 18, 2001

*This report is a copy of the previously issued report covering fiscal years 2001 and 2000. The predecessor auditor has not reissued its report.

Woodhead Industries, Inc.

Consolidated Balance Sheets
As of September 27, 2003 and
September 28, 2002

	2003	2002

	(Amounts in thousands)
Assets
Current assets:
Cash and short-term investments	$22,547	$13,152
Accounts receivable	31,017	30,770
Inventories	13,020	14,825
Prepaid expenses	4,816	2,870
Refundable income taxes	1,625	1,971
Deferred income taxes	2,403	3,119

Total current assets	75,428	66,707
Property, plant and equipment, net	60,391	64,053
Other intangible assets, net	706	798
Goodwill, net	32,290	28,757
Deferred income taxes	3,018	3,339
Other assets	616	2,997

Total assets	$172,449	$166,651

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$8,343	$9,119
Accrued expenses	13,586	12,785
Income taxes payable	539	1,640
Current portion of long-term debt	5,700	4,200

Total current liabilities	28,168	27,744
Long-term debt	30,900	36,600
Deferred income taxes	2,496	1,771
Other liabilities	2,435	3,191

Total liabilities	63,999	69,306
Stockholders’ investment
Common stock at par (shares issued: 12,011 in 2003 and 11,817 in 2002)	12,011	11,817
Additional paid-in capital	18,578	16,526
Deferred stock compensation	(773)	(218)
Accumulated other comprehensive income/(loss)	2,832	(4,292)
Retained earnings	75,802	73,512

Total stockholders’ investment	108,450	97,345

Total liabilities and stockholders’ investment	$172,449	$166,651

        The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Income
For the years ended September 27, 2003,
September 28, 2002, and September 29, 2001

	2003	2002	2001

	(Amounts in thousands, except per share data)
Net sales	$179,038	$170,179	$190,186
Cost of sales	112,991	107,770	114,493

Gross profit	66,047	62,409	75,693
Operating expenses
Engineering and product development	8,918	8,261	7,822
Marketing and sales	25,528	25,695	26,791
General and administrative	20,344	19,495	22,365
Restructuring and other charges	2,065	1,015	—

Income from operations	9,192	7,943	18,715
Interest expense	3,084	3,036	3,407
Interest income	(222)	(141)	(282)
Other (income) expense, net	(2,901)	(75)	2,034

Income before income taxes	9,231	5,123	13,556
Provision for income taxes	3,392	2,578	5,722

Income from continuing operations	$5,839	$2,545	$7,834

Discontinued operations
Income from discontinued AKAPP operations (Including gain on disposal $725)	733	—	—
Income tax expense	3	—	—

Income from discontinued operations	730	—	—

Net Income	$6,569	$2,545	$7,834

Earnings per share, basic
From continuing operations	$0.50	$0.22	$0.68
From discontinued operations	$0.06	$—	$—

Net income	$0.56	$0.22	$0.68

Earnings per share, diluted
From continuing operations	$0.49	$0.22	$0.66
From discontinued operations	$0.06	$—	$—

Net income	$0.55	$0.22	$0.66

Weighted average number of shares outstanding
Basic	11,812	11,668	11,488
Diluted	11,930	11,829	11,810

        The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Cash Flows
For the years ended September 27, 2003,
September 28, 2002, and September 29, 2001

	2003	2002	2001

	(Amounts in thousands)
Cash Flows from Operating Activities
Net income for the year	$6,569	$2,545	$7,834
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,115	10,366	11,221
Income from discontinued operations	(730)	—	—
Write-off investment in Symphony Systems	—	—	1,925
Tax benefit from employee stock options	200	218	593
Deferred tax expense	1,432	1,631	(76)
(Increase) Decrease in:
Accounts receivable	583	1,230	3,952
Inventories	2,347	9,394	14
Prepaid expenses	(1,970)	(87)	790
Other assets	1,207	586	(287)
(Decrease) Increase in:
Accounts payable	(1,043)	(738)	94
Accrued expenses	488	(1,105)	(3,562)
Income taxes payable	(1,365)	(255)	1,221
Other liabilities	(1,354)	739	(284)

Net cash flows provided by operating activities	17,479	24,524	23,435

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(4,506)	(7,167)	(10,019)
Acquisition of Applicom (less cash acquired)	—	—	(14,722)
Dispositions of property, plant and equipment	340	156	140
Cash from sale of AKAPP operations (less cash sold)	4,187	—	—

Net cash provided (used) for investing activities	21	(7,011)	(24,601)

Cash Flows from Financing Activities
Decrease in long-term debt	(4,200)	(4,879)	(449)
Sales of stock	1,652	2,711	1,065
Dividend payments	(4,279)	(4,202)	(4,135)

Net cash used for financing activities	(6,827)	(6,370)	(3,519)

Effect of exchange rates	(1,278)	(2,147)	139

Net increase (decrease) in cash and short-term investments	9,395	8,996	(4,546)

Cash and short-term investments at beginning of year	13,152	4,156	8,702

Cash and short-term investments at end of year	$22,547	$13,152	$4,156

Supplemental cash flow data
Cash paid during the year for:
Interest	$2,735	$3,117	$3,384
Income taxes	$2,415	$1,434	$4,789

        The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Comprehensive Income
For the years ended September 27, 2003,
September 28, 2002, and September 29, 2001

	2003	2002	2001

	(Amounts in thousands)
Net Income	$6,569	$2,545	$7,834
Other comprehensive income:
Accumulated foreign currency translation adjustment, before tax	7,069	3,937	(1,052)
Unrealized gain (loss) on cash flow hedging instrument	(687)	68	544
Minimum pension liability adjustment	1,178	(1,088)	(90)
Income tax benefit related to other comprehensive income	(436)	436	—

Comprehensive income, net of tax	$13,693	$5,898	$7,236

        The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Stockholders' Investment
For the years ended September 27, 2003,
September 28, 2002, and September 29, 2001

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Investment

	(Amounts in thousands, except share data)
Balance September 30, 2000	$11,418	$12,360	$(241)	$(7,047)	$71,470	$87,960
Net income for the year	—	—	—	—	7,834	7,834
Translation adjustment	—	—	—	(1,052)	—	(1,052)
Unrealized gain on cash flow hedging instrument	—	—	—	544	—	544
Minimum pension liability adjustment, net of tax	—	—	—	(90)	—	(90)
Cash dividends, $0.36 per share	—	—	—	—	(4,135)	(4,135)
Stock option plans	150	1,619	(111)	—	—	1,658

Balance September 29, 2001	$11,568	$13,979	$(352)	$(7,645)	$75,169	$92,719
Net income for the year	—	—	—	—	2,545	2,545
Translation adjustment	—	—	—	3,937	—	3,937
Unrealized gain on cash flow hedging instrument	—	—	—	68	—	68
Minimum pension liability adjustment, net of tax	—	—	—	(652)	—	(652)
Cash dividends, $0.36 per share	—	—	—	—	(4,202)	(4,202)
Stock option plans	249	2,547	134	—	—	2,930

Balance September 28, 2002	$11,817	$16,526	$(218)	$(4,292)	$73,512	$97,345
Net income for the year	—	—	—	—	6,569	6,569
Translation adjustment	—	—	—	7,069	—	7,069
Unrealized loss on cash flow hedging instrument	—	—	—	(687)	—	(687)
Minimum pension liability adjustment, net of tax	—	—	—	742	—	742
Cash dividends, $0.36 per share	—	—	—	—	(4,279)	(4,279)
Stock option plans	194	2,052	(555)	—	—	1,691

Balance September 27, 2003	$12,011	$18,578	$(773)	$2,832	$75,802	$108,450

        The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
(Currency amounts in tables are in thousands, except per share data)

NOTE 1.  Summary of Accounting Policies

A. Consolidation and Basis Presentation

        Our consolidated financial statements include the accounts of all our subsidiaries, including those operating outside the United States, each of which is wholly owned. All material intercompany transactions have been eliminated in consolidation. We prepare our financial statements in conformity with United States Generally Accepted Accounting Principles. In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Among others, we use estimates when accounting for depreciation, amortization, employee benefits, asset valuation allowances and loss contingencies. We are also subject to risks and uncertainties that may cause actual results to differ from those estimates.

        We follow the practice of ending our fiscal year on the Saturday closest to September 30, which resulted in 52-week periods in years 2003, 2002 and 2001.

        Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

B. Cash and Short-Term Investments

        Cash and short-term investments include cash and items almost as liquid as cash, such as certificates of deposit and time deposits, with maturity periods of three months or less when purchased.

C. Accounts Receivable

        We make judgments as to collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for sales returns and doubtful accounts, which represents the collectibility of trade accounts receivable. These allowances adjust gross trade accounts receivable down to net realizable value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. To determine the allowance for doubtful accounts, management reviews specific customers and our accounts receivable aging report.

D. Inventories

        We value our inventories at the lower of cost or market value, and adjust their values for reserves. Cost is determined using the first-in first-out (FIFO) method, or the last-in first-out (LIFO) method. The LIFO method of inventory valuation is used by three of our four U.S. subsidiaries and this method was chosen to better match current cost and revenue.

E. Long-Lived Assets

        Long-lived assets include:

        Property, plant and equipment — These assets are recorded at original cost and increased by the cost of significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives, using the straight-line method. Maintenance and repairs are charged to expense as incurred. We remove the cost of property retired or otherwise disposed of from the property accounts, accumulated depreciation from the related reserves, and reflect the net gain or loss in income.

        Other intangible assets — When accounting for acquisitions under the purchase method of accounting, we allocate the purchase price to the fair values of tangible and intangible assets. Intangible assets include trade names and non-compete agreements. Intangible assets are amortized over periods ranging from 3 to 15 years.

        Goodwill — Goodwill represents the difference between the purchase price of an acquired business and the fair value of the assets, when accounted for under the purchase method of accounting. In fiscal 2002 we adopted SFAS 142 and review the impairment of goodwill annually.

         Other assets — Subsequent to September 29, 2001 we became aware of information that made us believe that the decline in fair value of our investment in Symphony Systems was other than temporary. We believe that the fair value of this investment, which was accounted for under the cost method, is zero. Consequently, we wrote off the entire carrying amount of $1.9 million in 2001.

        We review long-lived assets, other than goodwill, to assess the recoverability from future operations using undiscounted cash flows. If necessary, we record the charges for impairment of long-lived assets for the amount by which the carrying value of these assets exceeds the present value of future cash flows. We continually evaluate the periods of amortization and depreciation assigned to our assets to determine whether events or circumstances warrant revised estimates of useful lives.

F. Foreign Currency Translation

        Most of our international operations maintain their records in their local currencies, which are also their functional currencies. We translate assets and liabilities to their U.S. Dollar equivalents at rates in effect at the balance sheet date, and record translation adjustments in Other Comprehensive Income included in Stockholders' Investment. We translate Statement of Income accounts at average rates for the period. We translate the financial statements of our Mexican operation, whose functional currency is the U.S. Dollar, using both the current and historic exchange rates and record translation adjustments in Other Expenses.

G. Stock-Based Compensation

        We grant options to our directors, officers and key employees. The exercise price of the stock options granted equals the market price on the date of grant. In accordance with Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation, we elected to account for our stock-based compensation under Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees. We do not record expenses related to stock option grants.

        We adopted the disclosure-only provisions of SFAS No. 123: Accounting for Stock-Based Compensation. The following table summarizes results as if we had recorded compensation expense for the 2003, 2002, and 2001 option grants:

	2003	2002	2001

Net Income:
As reported	$6,569	$2,545	$7,834
Pro forma	5,430	1,943	7,247
Basic earnings per share
As reported	$0.56	$0.22	$0.68
Pro forma	0.46	0.17	0.63
Diluted earnings per share
As reported	$0.55	$0.22	$0.66
Pro forma	0.45	0.17	0.61

        The pro forma effect of stock option grants on results of operations may not be representative of the pro forma effect on results of operations for future years.

H. Revenue Recognition

        We recognize revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. We sell our products to stocking distributors, system integrators, as well as directly to OEM customers. We provide for warranty costs, sales returns, sales incentives, price adjustments, and other allowances at the time of shipment, based on prior claims experience and other quantitative and qualitative factors.

        We have no post shipment obligations such as installation, training or customer acceptance. Products are shipped F.O.B. shipping point; the risks and rewards of ownership pass to the buyer at that time.

Our return policies allow only for catalog items to be returned based on factory approval and our financial statements include a return reserve (estimates are based on historic performance), which reduces period net sales.

        We require receipt of a firm purchase order including quantities, shipping date and price. Any pricing discounts are reflected on the invoice. For certain customers, we offer volume rebates and these rebates are accrued monthly based on our estimates of the customer earning the amount of the rebate.

I. Shipping and Handling Costs

        All shipping and handling costs charged to customers are recorded as Net Sales and all related expenses are included in Cost of Sales.

J. Advertising

        We expense advertising and promotional costs in the period incurred. Advertising expenses were $1.8 million in 2003, $1.9 million in 2002 and $2.4 million in 2001.

K. Research and Development

        We expense research and development costs in the period incurred.

L. Recently Issued Accounting Standards

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

        We adopted the provisions of these statements at the beginning of our fiscal year 2002. As a result, we no longer amortize goodwill, which reduced our operating expenses by $1.5 million for the year ended September 28, 2002 when compared to the same period in the prior year. In 2003 and 2002 we completed comprehensive studies of the fair value of goodwill. We found that the fair values of our reporting units' net assets exceed their carrying values. Consequently, we concluded that there was no impairment of goodwill. We will continue to assess the fair values of our reporting units. If in the future the carrying values of our reporting unit net assets exceed their fair values, we will charge the difference to operating expense in the period in which the goodwill impairment becomes evident.

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

        In November 2002 the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the requirements of FIN 45 and made the appropriate disclosures in the Financial Statements and Notes included in this Form 10-K. We believe that the amount of our warranty settlements and reserve are not material and are not therefore included as a disclosure to these financial statements.

        In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. We have adopted the expanded disclosure requirements of SFAS No. 148 for the year ended September 27, 2003.

        In January 2003 we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate.

NOTE 2.  Financial Instruments

A. Long-Term Debt

        In September 1998 we issued $45.0 million of Senior Guaranteed Notes to refinance bank borrowings related to the acquisitions of SST and mPm. Long-term debt at the balance sheet dates consisted of the following:

	2003	2002

6.64% Notes, Due September 30th, annually, 2002 – 2013	$17,400	$21,600
6.81% Notes, Due September 30th, annually, 2004 – 2013	13,500	15,000

Total long-term debt	$30,900	$36,600

Current portion not included above	$5,700	$4,200

        Long-term debt outstanding at September 27, 2003 matures as follows:

Fiscal Year	Amounts Maturing

2004	$5,700
2005	5,700
2006	5,700
2007	5,700
2008	5,700
after 2008	$8,100

        Under the various funding arrangements we are required, among other restrictions, to maintain a consolidated net worth, as defined, of not less than $77.5 million. Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5 and the minimum interest coverage ratio reverted back to 3.0. In addition, there are certain restrictions on the creation or assumption of any lien or security interest upon any of our assets. We are in compliance with all provisions of our funding arrangements.

        Included in our financial statements is a 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries.

B. Short-Term Borrowings

        At September 27, 2003 we had an unused revolving credit agreement with a bank that provides for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement expires on February 28, 2004. We are in the process of negotiating credit facilities for the time after the current agreement expires. At September 27, 2003 and September 28, 2002 we had no short-term borrowings.

C. Derivative Financial Instruments

        In our global operating activities and in the normal course of our business, we are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize those risks through our regular operating activities and, when deemed appropriate, through the use of derivatives.

        In 1998 we entered into a foreign currency swap agreement with an AA- rated counterparty to hedge a portion of our cash flows from our Italian subsidiary. Under the terms of the agreement, we agreed to swap 35.52 billion Lire for 20.0 million U.S. Dollars over a period of 8 years. In addition, the contract provides for us to make annual interest payments of 6.50% on the outstanding Lire balance, and to receive 7.43% annual interest on the outstanding U.S. Dollar balance. While the hedge was denominated in Italian Lire we re-denominated the transaction in Euros in 2002. The re-denomination was done at an exchange rate of 1,936.27 Italian Lire to the Euro.

        The following table describes the values to be exchanged over the next four years relating to the Euro swap:

	U.S. Dollars

Maturity	Amortizing Amount	Outstanding Notional Amount

09/30/03	$3,000	$8,000
09/30/04	3,000	5,000
09/30/05	3,000	2,000
09/30/06	$2,000	$0

	Euros

Maturity	Amortizing Amount	Outstanding Notional Amount

09/30/03	€2,752	€7,338
09/30/04	2,752	4,586
09/30/05	2,752	1,834
09/30/06	€1,834	€0

        We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement. The fair value of the swap at September 27, 2003 was recorded as a $0.3 million liability.

D. Fair Value

        Our long-term debt is denominated in U.S. Dollars and carries fixed interest. We base the fair value of our long-term debt on market or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.

NOTE 3.  Accounts Receivable

        We reduce our accounts receivable balance to account for reserves for doubtful accounts, sales returns, warranties and allowances. The table below shows the activity in our accounts receivable reserves during the fiscal years:

	2003	2002	2001

Beginning balance	$1,250	$1,844	$1,611
Charged to costs and expenses	189	20	228
Write-offs	(240)	(180)	(65)
Price adjustments charged to net sales	88	(434)	70

Ending balance	$1,287	$1,250	$1,844

NOTE 4.  Inventories

        Inventories at the balance sheet dates were comprised of the following:

	2003	2002

Inventories valued using FIFO	$8,463	$9,576

Inventories valued using LIFO:
At FIFO cost	7,636	8,965
Less: Reserve to reduce to LIFO	(3,079)	(3,716)

LIFO Inventories	4,557	5,249

Total Inventories	$13,020	$14,825

Inventory composition using FIFO
Raw Materials	$8,978	$10,340
Work-in-process and finished goods	7,121	8,201

Total Inventories at FIFO	$16,099	$18,541

        The use of LIFO for inventory valuation was chosen in 1979 to better match current cost and revenue. The LIFO method of inventory valuation is used by three of our four U.S. subsidiaries. The one U.S. subsidiary not utilizing LIFO was acquired in 1990 and is a higher technology business in which the inventory (approximately 8% of total inventory) declines in value over time. LIFO is not utilized in our foreign operations as this method is not accepted by foreign countries for tax purposes and the cost of maintaining two inventory systems is cost prohibitive to us.

        In 2003, inventory levels continued to reduce. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases. The effect of this liquidation was to increase net income by $0.4 million.

        Had we used the FIFO method for all inventories, net income would have been $0.4 and $0.6 million lower in 2003 and 2002, respectively. Net income would have been $0.1 million higher if the FIFO method were used in 2001.

NOTE 5.  Property, Plant and Equipment

        Net property (PP&E) at the balance sheet dates was as follows:

Asset Description	2003	2002

Land	$4,228	$4,255
Buildings and improvements	27,102	27,087
Machinery and equipment	38,289	35,939
Dies and molds	23,901	23,056
Software technology	35,756	30,654
Furniture and office equipment	18,175	17,382

Total PP&E, at cost	147,451	138,373
Less: Accumulated depreciation and amortization	(87,060)	(74,320)

PP&E, net	$60,391	$64,053

        Depreciation expense was $11.1 million, $10.2 million and $9.3 million for fiscal years 2003, 2002 and 2001, respectively.

        The carrying values of fixed assets are impacted by fluctuations in foreign exchange rates. We depreciate fixed assets using the straight-line method over the following periods:

Asset Description	Asset Life

Buildings and improvements	20 to 40 years
Machinery and equipment	3 to 12 years
Dies and molds	4 to 5 years
Software technology	9 years
Furniture and office equipment	3 to 10 years

        In the fourth quarter of fiscal year 1998 we acquired the business and certain assets of SST, including software technology, and in the second quarter of fiscal year 2001 we acquired the business and certain assets of applicom International, including software technology. We amortize the capitalized software over a period of nine years, which we believe is appropriate for these types of industrial software. Net software at the balance sheet dates was as follows:

	2003	2002

Software technology	$35,756	$30,654
Accumulated amortization	(18,719)	(12,630)

Net software technology	$17,037	$18,024

NOTE 6.  Goodwill and Other Intangible Assets

        We adopted SFAS 142 in fiscal year 2002 and as a result we reclassified $0.4 million of Other intangible assets into Goodwill and have stopped amortizing goodwill. Essentially all goodwill relates to our Connectivity Segment. Goodwill at the balance sheet dates was:

	2003	2002

Goodwill	$38,490	$34,389
Accumulated amortization	(6,200)	(5,632)

Goodwill, net	$32,290	$28,757

        The carrying values of goodwill are impacted by fluctuations in foreign exchange rates.

        The following table summarizes the results as if we had adopted SFAS No. 142 and did not amortize goodwill for the years 2003, 2002 and 2001.

	2003	2002	2001

Net Income:
As reported	$6,569	$2,545	$7,834
Add back: amortization, net of tax	—	—	1,210
Adjusted Net Income	6,569	2,545	9,044

Basic earnings per share:
As reported	$0.56	$0.22	$0.68
Adjusted Net Income	0.56	0.22	0.79

Diluted earnings per share:
As reported	$0.55	$0.22	$0.66
Adjusted Net Income	0.55	0.22	0.77

        Other intangible assets at the balance sheet dates were:

	2003	2002

Other intangible assets	$1,313	$1,122
Accumulated amortization	(607)	(324)

Other intangible assets, net	$706	$798

        The following table shows the future amortization expense for intangible assets as of September 27, 2003:

Fiscal Year	Estimated Amortization

2004	$111
2005	53
2006	53
2007	53
2008	53
after 2008	$383

NOTE 7.  Accrued Expenses

        Accrued expenses at the balance sheet dates were as follows:

	2003	2002

Payroll	$4,341	$2,767
Pension and profit sharing	2,633	4,033
Commissions	875	778
Taxes	837	1,231
Environmental	452	452
Insurance	402	258
All other	4,046	3,266

Total accrued expenses	$13,586	$12,785

NOTE 8.  Lease Commitments

        We lease properties for use in our operations. In addition to rent, the leases require us to pay directly for taxes, insurance, maintenance and other operating expenses, or to pay higher rent when operating expenses increase. Total lease expenses were $1.0 million for the years 2003, 2002 and 2001. The following table shows future minimum lease commitments under non-cancelable lease-terms in excess of one year as of September 27, 2003:

Fiscal Year	Lease Commitments

2004	$966
2005	883
2006	593
2007	579
2008	261
after 2008	$335

NOTE 9.  Capital Stock

A. Common And Preferred Stock

        Our total authorized stock is 40.0 million shares, consisting of 10.0 million shares of preferred stock, par value $0.01 per share, and 30.0 million shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12.0 million and 11.8 million on September 27, 2003 and September 28, 2002, respectively.

        In May 1996, we adopted a new shareholder rights plan, effective upon termination of the previous rights plan, and declared a dividend distribution of one preferred stock purchase right (“Right”) for each share of common stock outstanding. Each Right represents the right to purchase, if and when the Rights are exercisable, a unit consisting of one one-thousandth of a share (“Unit”) of Series A Junior Participating Preferred Stock at a purchase price of $65 per unit, subject to adjustment. The exercise price and the number of shares issuable upon the exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights are evidenced by the common stock certificates and are not exercisable or transferable apart from the common stock, until ten days after a person (i) acquires 15% or more of the common stock, or (ii) commences a tender offer, which would result in the ownership of 15% or mor e of the common stock, or the Board of Directors determines that any person has become an Adverse Person, as that term is defined in the plan. In the event any person becomes the beneficial owner of 15% or more of common stock or the Board of Directors declares a person an Adverse Person, each of the Rights (other than Rights held by the party triggering the Rights and certain transferees which are voided) becomes a discount right, entitling the holder to acquire common stock having a value equal to twice the Right’s exercise price. In the event the Company is acquired in a merger or other business combination transaction (including one in which the Company is the surviving corporation), each Right will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights do not have any voting rights and are re deemable, at the option of the Company, at a price of $0.01 per Right at any time until ten days after a person acquires beneficial ownership of at least 15% of the common stock. The Rights expire on May 29, 2006. So long as the Rights are not separately transferable, the Company will issue one Right with each new share of common stock issued.

B. Stock Option Plans

        We may grant stock options to directors, officers and key employees, under our stock option plans, at a price not less than the market value at the date of grant. Options issued to directors are exercisable 6 months after the grant date, and expire 10 years (5 years for pre-2002 grants) after the grant date. Portions of options issued to employees in fiscal years 2003, 2002 and 2001 are exercisable one, two and three years after the grant date, and expire 10 years after the grant date. Options issued to employees before fiscal year 2001 were exercisable one year after the grant date and expire 10 years after the grant date. All granted options are subject to continuous employment and certain other conditions.

Options Outstanding

Range of Exercise Prices	Number Outstanding at 9/27/2003	Weighted Average Remaining Contractual Life, in years	Weighted Average Exercise Price

$5 – $10	28	1.1	$9.33
10 – 15	1,086	7.1	12.05
15 – 20	262	5.9	16.01
over $20	282	5.4	20.50

	1,658	6.5	$14.07

Options Exercisable

Range of Exercise Prices	Number Outstanding at 9/27/2003	Weighted Average Remaining Contractual Life, in years	Weighted Average Exercise Price

$5 – $10	28	1.1	$9.33
10 – 15	438	7.1	12.76
15 – 20	190	5.9	15.91
Over $20	228	5.4	20.48

	884	6.5	$15.32

        The following table summarizes the activity for the plans:

		Under Option

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

Balance September 30, 2000	512	1,182	$12.11

Grant	(255)	255	20.37
Exercised	—	(152)	7.79
Forfeited	17	(17)	19.73
Restricted Stock Grants	(14)	—	18.64

Balance September 29, 2001	260	1,268	14.23

Authorized	1,500	—	—
Grant	(394)	394	15.18
Exercised	—	(276)	9.37
Expired	—	—	11.52
Forfeited	119	(119)	17.52

Balance September 28, 2002	1,485	1,267	15.29

Grant	(572)	572	10.74
Exercised	130	(130)	10.53
Expired	14	(14)	20.38
Forfeited	37	(37)	13.17

Balance September 27, 2003	1,094	1,658	$14.07

        We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends, and used the following assumptions:

	2003	2002	2001

Expected dividend yield	3.5%	2.4%	1.8%
Risk-free interest rate	4.0%	3.7%	5.7%
Expected stock price volatility	47.7%	40.7%	38.5%
Expected term until exercise, in years	8.0	7.9	7.3

Weighted fair value per share	$4.13	$5.73	$8.62
Total value of options granted	$2,360	$1,916	$2,089

NOTE 10.  Comprehensive Income

        Accumulated other comprehensive (income) loss consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gains on Cash Flow Hedging Instrument	Minimum Pension Liability, Net of Taxes	Compre- hensive (Income) Loss

Balance September 30, 2000	$7,047	—	—	$7,047
Other Comprehensive Income	1,052	(544)	90	598

Balance September 29, 2001	8,099	(544)	90	7,645
Other Comprehensive Income	(3,937)	(68)	652	(3,353)

Balance September 28, 2002	4,162	(612)	742	4,292
Other Comprehensive Income	(7,069)	687	(742)	(7,124)

Balance September 27, 2003	$(2,907)	75	—	$(2,832)

NOTE 11.  Earnings Per Share

        The reconciliation between basic and diluted earnings per share is as follows:

	2003	2002	2001

Income from continuing operations	$5,839	$2,545	$7,834
Income from discontinued operations	730	—	—

Net Income	$6,569	$2,545	$7,834
Earnings per share, basic
From continuing operations	$0.50	$0.22	$0.68
From discontinued operations	$0.06	—	—

As Reported	$0.56	$0.22	$0.68

Earnings per share, diluted
From continuing operations	$0.49	$0.22	$0.66
From discontinued operations	$0.06	—	—

As Reported	$0.55	$0.22	$0.66

Weighted-average number of shares outstanding	11,812	11,668	11,488
Dilutive common stock options	118	161	322

Weighted-average number of shares outstanding plus dilutive common stock options	11,930	11,829	11,810

Outstanding common stock options having no dilutive effect	937	336	377

NOTE 12.  Research and Development

        Innovation by our research and development operations is very important to the growth of our businesses. Our goal is to discover, develop and bring to market innovative products that address new needs. In addition to Research and Development, our Statement of Income caption Engineering and Product Development includes expenses for engineers, designers and drafters to enhance existing products.

        Research and development expenses were $5.5 million in 2003, $4.2 million in 2002 and $3.5 million in 2001.

NOTE 13.  Segment Information and Geographic Data

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

        Segment reporting includes our Asian operations in the Connectivity segment for fiscal years 2003 and 2002 and in our Electrical segment for fiscal year 2001. In fiscal 2002 we changed our segment reporting to include our Asian operations in the Connectivity Segment to recognize the change in the operation’s business mix. Asian operations had been part of our Electrical Segment.

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

A. Segment Information

	Net Sales

	2003	2002	2001

Connectivity	$126,315	$112,171	$126,189
Electrical	52,723	58,008	63,997

Consolidated	$179,038	$170,179	$190,186

	Income from Operations

	2003	2002	2001

Connectivity	$5,098	$2,901	$13,155
Electrical	4,772	5,769	6,913
Corporate & other	(678)	(727)	(1,353)

Consolidated	$9,192	$7,943	$18,715

	Reconciliation of Income from Operations to Net Income

	2003	2002	2001

Income from operations	$9,192	$7,943	$18,715
Interest expense, net	(2,862)	(2,895)	(3,125)
Other income (expense), net	2,901	75	(2,034)
Income taxes	(3,392)	(2,578)	(5,722)

Income from continuing operations	5,839	2,545	7,834

Discontinued operations
Income from discontinued operations (including gain on disposal of $725)	733	—	—
Income tax expense	(3)	—	—

Income from discontinued operations	730	—	—

Consolidated net income	$6,569	$2,545	$7,834

	Total Assets

	2003	2002

Connectivity	$125,167	$119,915
Electrical	24,590	31,652
Corporate & other	22,692	15,084

Consolidated	$172,449	$166,651

	Depreciation and Amortization

	2003	2002	2001

Connectivity	$8,163	$7,671	$8,370
Electrical	2,782	2,465	2,564
Corporate & other	170	230	287

Consolidated	$11,115	$10,366	$11,221

	Additions to Long-lived Assets

	2003	2002

Connectivity	$3,029	$3,822
Electrical	1,425	3,225
Corporate & other	52	120

Consolidated	$4,506	$7,167

B. Geographic Data

	Net Sales

	2003	2002	2001

United States	$108,308	$107,255	$122,369
All other countries	70,730	62,924	67,817

Consolidated	$179,038	$170,179	$190,186

	Total Assets

	2003	2002

United States	$55,286	$51,553
Italy	32,739	29,303
Canada	24,182	24,848
Mexico	19,275	20,035
France	20,633	19,752
All other countries	20,334	21,160

Consolidated	$172,449	$166,651

NOTE 14.  Taxes

        Income before income taxes consisted of the following:

	2003	2002	2001

United States	$6,434	$4,712	$8,778
International	3,530	411	4,778

Total income before taxes	$9,964	$5,123	$13,556

        The provision for income taxes consisted of the following:

	2003	2002	2001

U.S. federal income tax	$1,471	$732	$3,347
State income taxes	75	198	506
International income taxes	1,849	1,648	1,869

Total provision for taxes on income	3,395	2,578	$5,722

Current provision	1,963	947	5,798
Deferred provision	1,432	1,631	(76)

Total provision for taxes on income	$3,395	$2,578	$5,722

        Deferred taxes arise because of different treatment within financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods), and deferred tax liabilities (generally items for which we received a tax deduction, but have not yet recorded in the Statement of Income). The tax effects of the major items recorded as deferred tax assets and liabilities are:

	2003	2002

Deferred tax assets:
Accounts receivable reserves	$306	$313
Inventory reserves	879	431
Employee benefit reserves	1,360	2,196
Environmental reserves	459	501
Other reserves	1,319	841
Write-off of purchased research and development	1,395	1,091
Software amortization	1,008	788
Depreciation & amortization	—	386
Write-off of impaired long-lived assets	635	825
Investment impairment loss	439	713
Loss carryforwards	3,658	1,791
Other, net	316	405
Less: Valuation allowance	(1,389)	(1,214)

Total deferred tax assets	10,385	9,067

Less: Deferred tax liabilities
Accelerated depreciation and amortization	6,590	4,275
Prepaid pension	659	—
Other, net	211	105

Total deferred tax liabilities	7,460	4,380

Net deferred tax assets	$2,925	$4,687

        At September 27, 2003, we have federal, state and foreign net operating loss carryforwards of $18.5 million for income tax purposes that expire in fiscal years 2004 through 2009. For financial reporting purposes, we recorded a valuation allowance of $1.2 million to offset some of the deferred tax assets related to those carryforwards that may expire unused.

        A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.5%	2.6%	2.4%
Effect of international operations	1.6%	12.0%	1.5%
Tax effect of capital (gain) loss not recorded	(2.4)%	—	5.0%
Other, net	(0.6)%	0.7%	(1.7)%

Effective tax rate	34.1%	50.3%	42.2%

        Undistributed earnings of our foreign subsidiaries amounted to approximately $10.8 million at September 27, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income tax (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.6 million would be payable upon remittance of all previously unremitted earnings at September 27, 2003.

NOTE 15.  Benefit Plans

        We have defined contribution, defined benefit and government mandated plans covering eligible non-bargaining unit employees.

        The annual profit-sharing contributions, which are the lesser of (i) a percentage of income defined in the plans, or (ii) 15% of the aggregate compensation paid to participants during the year, were $0.6 million, $0.7 million and $1.1 million in 2003, 2002 and 2001, respectively.

        We make matching contributions of 50% of employees’ contributions, up to 4% of compensation, to a 401(k) plan. Matching contributions were $0.3 million in 2003, 2002 and 2001.

        Pension benefits are fully vested after five years and are based upon years of service and highest five-year average compensation. It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Income Security Act of 1974. During 2003 we contribued an additional $2.0 million to increase the funded status of our plan. Our total pension expense for company-sponsored qualified plans was $0.4 million, $0.4 million, and $0.3 million in 2003, 2002 and 2001, respectively.

        In 1990 we adopted a supplemental retirement benefit plan for certain key executive officers which will provide supplemental payments upon retirement, disability or death. The obligations are not funded apart from our general assets. We charged $0.2 million, $0.2 million and $0.5 million in 2003, 2002 and 2001, respectively, to expense under the plan.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $1.1 million, $1.0 million and $0, respectively in 2003; $8.0 million, $6.5 million and $4.8 million, respectively in 2002; and $0.9 million, $0.8 million and $0, respectively, in 2001.

        The components of net periodic pension cost for the non-union plans were:

	2003	2002	2001

Service cost-benefits earned during the year	$496	$486	$432
Interest cost on projected benefit obligation	508	572	582
Expected return on plan assets	(486)	(551)	(508)
Amortization of prior service cost	27	31	29
Amortization of transitional asset (obligation)	1	1	3
Recognized actuarial loss	50	3	—
Additional loss recognized due to settlement	—	—	277

Periodic pension cost, net	$596	$542	$815

        We used the following assumptions in accounting for the pension plans:

	2003	2002	2001

Discount rate	6.3%	6.8%	7.3%
Rate of increase in compensation levels	4.5%	4.5%	5.6%
Expected long-term rate of return on plan assets	8.0%	8.0%	7.5%

        The following table reconciles the plans’ funded status and the amount recorded on our consolidated balance sheets for our non-union plans:

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$7,962	$8,325
Service cost	496	486
Interest cost	508	572
Benefits paid	(684)	(1,298)
Actuarial (gain) or loss	766	(123)

Benefit obligation at end of year	9,048	7,962

Change in plan assets:
Fair value of plan assets at beginning of year	4,841	6,501
Actual return on plan assets	703	(675)
Employer contributions	2,199	313
Benefits paid	(684)	(1,235)
Settlement payments	—	(63)

Fair value of plan assets at end of year	7,059	4,841

Reconciliation of funded status:
Underfunded status	1,989	3,121
Unrecognized actuarial gain or (loss)	(2,689)	(2,189)
Unrecognized transition obligation	(4)	(5)
Unrecognized prior service cost	(191)	(217)

Accrued (prepaid) pension cost included in the consolidated balance sheets	$(895)	$710

        Amounts recorded on the consolidated balance sheets were:

	2003	2002

Prepaid benefit cost	$(895)	$(93)
Accrued benefit liability	—	2,067
Intangible asset	—	(86)
Accumulated other comprehensive income	—	(1,178)

Accrued (prepaid) pension cost included in the consolidated balance sheets	$(895)	$710

        Plan assets of company-sponsored plans are invested primarily in common stocks, corporate bonds and government securities. Although we have the right to improve, change or terminate the plans, they are intended to be permanent.

        Most of our union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. For such plans, we contributed and charged to expense $0.2 million in 2003, 2002 and 2001. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of man-hours worked. Information from the union plans' administrators is not available to permit us to determine our share of unfunded vested benefits.

        We provide an optional retiree medical program to a majority of our U.S. salaried and non-union retirees. Beginning in April 2003, the plan was modified to require participants to fund the total cost of the medical program. At September 28, 2002 we had an accrued postretirement benefit cost, which is included in our consolidated balance sheet of $2.2 million. Starting in January 2004 we will have no liability for any of these postretirement benefit costs and the reduction of this $2.2 million liability is being amortized over the period from April 1, 2003 to January 1, 2004. During the year ended September 27, 2003 we lowered our benefits liability account by $1.4 million and we will continue to reduce this liability account in the first quarter of fiscal 2004.

        These postretirement benefits are unfunded. Cost components of these postretirement benefits, principally health care, were:

	2003	2002	2001

Service cost	$67	$121	$125
Interest cost	166	256	225
Amortization of transition obligation	(2,895)	38	55
Recognized actuarial loss	1,493	77	45

Total Cost	$(1,169)	$492	$450

        The funded status of these benefits on the balance sheet dates was as follows:

	2003	2002

Actuarial present value of benefit obligation:
Retirees	$40	$1,639
Eligible active employees	—	1,354
Other active employees	—	1,891

Accumulated postretirement benefit obligation	40	4,884

Fair value of plan assets at end of year	—	—

Underfunded status	40	4,884
Unrecognized transition obligation	—	(420)
Unrecognized prior service cost	1,457	—
Unrecognized actuarial loss	(719)	(2,212)

Accrued postretirement benefit cost included in the consolidated balance sheets	$778	$2,252

        We used the following assumptions in accounting for these plans:

        Participants aged under 65:

	2003	2002	2001

Discount rate	6.3%	6.8%	7.3%
Health care trend rate in first year	N/A	10.0%	10.0%
Gradually declining to a trend rate of	N/A	6.0%	5.5%
in the year	N/A	2006	2009

        Participants aged 65 and over:

	2003	2002	2001

Discount rate	6.3%	6.8%	7.3%
Health care trend rate in first year	N/A	10.0%	12.0%
Gradually declining to a trend rate of	N/A	6.0%	6.0%
in the year	N/A	2006	2009

        A one-percentage point increase in the assumed health care trend would have the following effects on:

	2003	2002

Aggregate of service and interest cost	$38	$90
Accumulated postretirement obligation	—	$1,016

        We provide certain post-employment benefits to former or inactive employees before retirement. The costs associated with those benefits are immaterial.

NOTE 16.  Contingent Liabilities

        We are subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, we have incurred, and expect to incur, assessment, remediation and related costs at one of our facilities. In 1991, we reported to state regulators a release at that site from an underground storage tank (“UST”). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility.

        We have been conducting an investigation of soil and groundwater at the site with oversight by the Michigan Department of Environmental Quality (“DEQ”). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. We have remediated the soils in this area but believe that it is a source of contamination of groundwater, both on-site and off-site. Our investigation indicates that there were releases by the previous owners in areas over which additions were subsequently built. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ.

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

        We estimate that a minimum of approximately $1.3 million of investigation and remediation expenses, both on-site and off-site, remain to be incurred over the next 14 years. We have a reserve for such purposes. Our cost estimate was based on a review of currently available data and assumptions concerning the extent of contamination, geological conditions, and the costs and effectiveness of certain treatment technologies. The cost estimate continues to be subject to uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology, and ongoing DEQ feedback. We are continuing to monitor the conditions at the site and will adjust our reserve if necessary. We may incur significant additional assessment, remediation and related costs at the site, and such costs could materially and adversely affect our consolidated net income in the period such costs are incurred. At this time, however, we cannot estimate the time or potential magnitude of such additional costs, if any.

NOTE 17.  Restructuring Charges

        During the second quarter of 2002 we recorded a restructuring charge in the amount of $1.0 million to primarily account for severance and related costs of eliminating about 10% of our salaried positions worldwide. Additionally we identified 31 positions in our manufacturing plant in Northbrook, Illinois, which were eliminated with the continued migration of product to our new manufacturing plant in Juarez, Mexico. This workforce reduction represented an acceleration of initiatives that we started over the previous six months to improve our efficiencies and reduce expenses. We anticipated that the salaried personnel reduction would produce annual savings of about $3.0 million. The restructuring resulted in the layoffs of 93 people, of which 70 people were severed as of March 30, 2002. The restructuring was completed during fiscal 2002 and there is currently no reserve left for any of these restructuring charges. The following table details the activity in the restructuring accrual accounts at September 28, 2002:

Restructuring Reserve

Balance at 9/29/2001	$—
Charged to expense in Q2 2002	1,015
Cash paid in 2002	984

Remaining balance at 9/28/02	31
Cash paid in 2003	31

Balance 9/27/2003	$—

        In January 2003 we adopted FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate.

        In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. In addition to selling several small product lines that do not align strategically with our current operations we will consolidate and integrate the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations will be integrated with our Northbrook, Illinois facility. The closing of this facility will terminate the employment of 111 total employees, which includes sixty-four plant employees and forty-seven office employees. As of the year ended September 27, 2003 sixteen employees had left the company. The sale and integration process will take several quarters to complete and it is estimated that the Kalamazoo, Michigan facility will remain open until the second quarter of calendar year 2004.

        For the year ended September 27, 2003 we recorded restructuring and other related charges of $2,065, which related to the closing of our Aero-Motive facility. This restructuring charge is composed of the following:

	Costs expensed quarter ended 9/27/03	Cumulative costs through 9/27/03	Total anticipated costs

One-Time Termination Benefit	$335	$935	$1,562
Other Associated Costs	575	1,130	2,243

Total Restructuring and Other Charges	$910	$2,065	$3,805

        The costs included as a one-time termination benefit are the estimates of severance benefits that will be incurred as the Kalamazoo facility is closed. In accordance with SFAS No. 144 we have accelerated the depreciation on those assets that are expected to be excess when the facility is closed. We have included $0.7 million of accelerated depreciation in other associated costs for the year ended September 27, 2003. Legal fees, system conversion costs, incidental salaries and travel expense represent the balance of other associated costs. There are no anticipated contract termination costs related to this project.

        The following table details the activity in the Aero-Motive restructuring accrual accounts at September 27, 2003:

Restructuring Reserve

Balance at 9/28/2002	$—
Charged to expense in fiscal 2003	2,065
Less: depreciation non-cash expense	678
Cash paid in 2003	528

Remaining balance at 9/27/03	$859

NOTE 18.  Sale of AKAPP Operations

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

        In November 2002 we sold our Dutch subsidiary, AKAPP, to a third party. We sold the AKAPP operation for $4.9 million in cash, which included the payment of a $2.6 million inter-company loan and the receipt of $2.3 million in cash. As a result of this transaction we recorded a $0.7 million gain on disposal, which in accordance with SFAS No. 144 has been reported as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 were also recorded as Income from Discontinued Operations. The results of operations for AKAPP in fiscal 2002 were not reclassified to discontinued operations because (as shown below) they are not material.

Twelve Months Ended 9/28/02

Sales	$5,732
Income Before Taxes	26
Net Income	$17

NOTE 19.  applicom International Acquisition

        We had no acquisitions in fiscal years 2003 and 2002. In fiscal 2001, we acquired applicom International. The details of that acquisition are as follows:

        On February 2, 2001, we acquired applicom International S.A. for $14.7 million in cash and in accordance with APB No. 16: Business Combinations, applied the purchase method of accounting. Located in Normandy, France, applicom produces software, interface cards and related products that provide communication connections in industrial automation systems. Additional applicom operations are in Germany and Italy.

        We financed the transaction with cash on hand and borrowings through our bank revolving credit agreement. As a result of applying the purchase method of accounting, we recorded $6.4 million of goodwill, which is amortizing over a period of 20 years (goodwill amortization was discontinued in fiscal 2002). Also, we capitalized software technology in the amount of $4.8 million, which we are amortizing over a period of nine years. We believe this nine-year life is appropriate because industrial software of this type experiences extended years of revenue growth, and future benefits of this software will last for nine years or more.

        The following table shows the fair value of assets and liabilities and purchase accounting adjustments and, where applicable, their useful lives recorded in connection with the applicom acquisition:

Purchase Price Allocation	Fair Value	Asset Life

Current assets	$3,745
Software technology	4,794	9 years
Property, plant and equipment	1,035	3–40 years
Other intangible assets:
Trade name	635	15 years
Assembled workforce	423	11 years
Non-compete agreements	423	3 years
Goodwill	6,434	20 years

Total assets acquired	17,489

Current liabilities	1,381
Long-term liabilities	1,128
Other long-term liabilities	258

Total liabilities assumed	$2,767

Total assets less liabilities	$14,722
Cash consideration paid (net of cash acquired)	$14,722

        We included the financial results of this business in the 2001 consolidated financial statements from the date of acquisition.

        Our fiscal year 2001 includes eight months of applicom operations. The table below shows unaudited pro forma information of combined results of Woodhead and applicom as if the acquisition had occurred as of the first day of fiscal 2001, including the effects of purchase accounting adjustments. These results do not necessarily reflect actual results which would have occurred if the acquisition had taken place at the beginning of the earliest period presented or as of the date indicated, nor are they necessarily indicative of the results of future combined operations.

2001

Net Sales:
As reported	$190,186
Pro forma	192,512
Net Income:
As reported	$7,834
Pro forma	7,508
Basic earnings per share:
As reported	$0.68
Pro forma	0.65
Diluted earnings per share:
As reported	$0.66
Pro forma	0.64

NOTE 20.  Subsequent Events

        On November 21, 2003 we completed the sale of our Aero-Motive subsidiary’s government hose reel product line to Cleveland Gear Company, Inc., a subsidiary of Vesper Corporation for $1.2 million. We will record a gain of approximately $1.2 million in the first quarter of 2004 from this transaction.

NOTE 21.  Summary of Quarterly Data (Unaudited)

        Our common stock trades on the NASDAQ Stock Market under the symbol WDHD. The daily quotations are published in the Wall Street Journal and other leading publications. At September 27, 2003, we had 395 shareholders of record.

        The following table sets forth selected financial data along with the high and low sales price of our common stock on the NASDAQ Stock Market during the last three fiscal years.

	Quarter

	First	Second	Third	Fourth	Full year

2003
Net sales	$42,232	$45,810	$46,694	$44,302	$179,038
Gross profit	15,728	16,910	16,629	16,780	66,047
Income from operations	1,960	2,576	2,322	2,334	9,192
Net income	2,156	1,531	2,044	838	6,569

Earnings per share — basic	0.18	0.13	0.17	0.08	0.56
Earnings per share — diluted	0.18	0.13	0.17	0.07	0.55

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

Stock Prices:
High	$12.74	$13.90	$12.85	$17.37	$17.37
Low	$8.81	$10.93	$11.10	$11.83	$8.81

2002
Net sales	$38,621	$42,579	$45,603	$43,376	$170,179
Gross profit	14,485	15,593	17,429	14,902	62,409
Income from operations	1,295	1,230	3,277	2,141	7,943
Net income	136	164	1,526	719	2,545

Earnings per share — basic	0.01	0.01	0.13	0.06	0.22
Earnings per share — diluted	0.01	0.01	0.13	0.06	0.22

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

Stock Prices:
High	$18.15	$17.80	$19.23	$17.30	$19.23
Low	$13.80	$14.73	$15.90	$11.38	$11.38

2001
Net sales	$48,652	$52,004	$47,455	$42,075	$190,186
Gross profit	19,626	20,947	18,478	16,642	75,693
Income from operations	5,805	6,361	3,696	2,853	18,715
Net income	3,076	3,416	1,537	(195)	7,834

Earnings per share — basic	0.27	0.30	0.13	(0.02)	0.68
Earnings per share — diluted	0.26	0.29	0.13	(0.02)	0.66

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

Stock Prices:
High	$22.63	$19.50	$19.88	$17.80	$22.63
Low	$18.00	$15.56	$15.96	$14.96	$14.96

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Information required by this item is incorporated by reference to our current report on Form 8-K, which we filed on May 8, 2002, confirming the dismissal of Arthur Andersen LLP as our independent auditor and confirming the engagement of Ernst & Young LLP as our independent auditor.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information about our Directors is incorporated by reference to the discussion under Item 1, “Nominees and Continuing Directors” on pages 1 through 6 of our Proxy Statement for the 2004 Annual Meeting of Stockholders. Our Executive Officers are:

Name	Age	Position	Position held since

Philippe Lemaitre	54	Chairman, President and Chief Executive Officer	August 2003
Robert H. Fisher	55	Vice President of Finance, Chief Financial Officer	December 2000
Robert A. Moulton	54	Vice President, Human Resources	May 1987
Joseph P. Nogal	48	Vice President, Treasurer/Controller and Assistant Secretary	January 1999
Robert J. Tortorello	54	Vice President, General Counsel and Secretary	January 1991
Duane E. Wiedor	45	Vice President, Executive V.P. Woodhead Connectivity, N.A	January 2003
Michael H. Gies	44	Vice President, Corporate Development and Strategy	August 2003
Brian D. Payson	43	Vice President, Executive V.P. Global Operations, Woodhead Connectivity	August 2003

        All officers are elected each year at the Annual Meeting of the Board of Directors, which is held immediately following the Annual Meeting of Stockholders. The next Annual Meeting of Stockholders will be held on January 30, 2004.

        Information concerning Mr. Lemaitre is incorporated by reference to the discussion under Item 1, “Nominees and Continuing Directors” on page 3 of our Proxy Statement for the 2004 Annual Meeting of Stockholders.

        Mr. Robert H. Fisher joined Woodhead in December 2000 as Vice President, Finance and Chief Financial Officer. He previously served as Executive Vice President of Finance for Rockwell International’s Electronic Commerce group from 1998 to 2000. Before that he was Vice President of Finance for US Robotics/3 Com’s Personal Communication business, and Vice President/Controller for Zenith Electronics Corporation.

        Mr. Robert A. Moulton joined Woodhead in October 1986 as Manager, Human Resources and was elected Vice President in May 1987. He previously served as Director, Personnel at G.D. Searle and Company from 1981 to 1986.

        Mr. Joseph P. Nogal became Woodhead’s Treasurer/Controller in January 1991. He was elected Assistant Secretary in July 1993, and was elected Vice President, Treasurer/Controller in January 1999. He previously served as Controller at Woodhead Canada Limited.

        Mr. Robert J. Tortorello became our General Counsel and Secretary in June 1987. He was elected Corporate Vice President in January 1991. He previously served as Assistant Vice President and Assistant to the Chairman at Beatrice Companies, Inc. from 1986 to 1987.

        Mr. Duane E. Wiedor joined Woodhead in April 2001 as President, Aero-Motive Company. In February 2002 he was appointed President, Woodhead Connectivity, N. A. and North American Operations. In January 2003 he was elected a Corporate Vice President and Executive Vice President, Woodhead Connectivity, N. A. He previously served as Business Development Manager/Production Manager at Tessy Plastics Incorporated from 1998 to 2001.

        Mr. Michael H. Gies joined Woodhead in January 2000 as Vice President, Marketing and Product Development, Daniel Woodhead Company. He was appointed President, Aero-Motive Company in February 2002. In January 2003 he was elected a Corporate Vice President and Executive Vice President, Global Marketing, Connectivity. In August 2003 he was appointed Vice President, Corporate Development and Strategy. He previously served as Manager, Transportation Industry Cinch, North American Group, Labinal Inc. from 1995 to 2000.

        Mr. Brian Payson joined Woodhead in 1990 as Vice President, Operations of Advanced Interconnect (AI) when Woodhead acquired AI. He became President, AI in February 1998. In January 2003 he was elected a Corporate Vice President and Executive Vice President, AI and Global Engineering, Connectivity. In August 2003 he was appointed Executive Vice President, Global Operations, Connectivity.

        We have adopted a Code of Ethics for Senior Officers that applies to all of our officers including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics for Senior Officers is included as Exhibit 14 to this Annual Report on Form 10-K. In the event we make an amendment to, or grant any waivers of, a provision of the Code of Ethics for Senior Officers that applies to the Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reason therefor on our Web Site.

Item 11. Executive Compensation

        Information about executive compensation is incorporated by reference to the discussion under the heading “Executive Compensation” beginning on page 8 of our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information about security ownership of certain beneficial owners and management is incorporated by reference to the discussion under the heading “Stock Ownership of Management and Certain Beneficial Owners” on page 6 of our Proxy Statement for the 2004 Annual Meeting of Stockholders.

        We may grant stock options to directors, officers and key employees, under our stock option plans at a price not less than the market value at the date of grant. Detailed information regarding stock option plans can be found in Note 9 of the Notes to Consolidated Financial Statements. The following table summarizes the availability of options in total and available options to be exercised:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,657,908	$14.07	1,093,659
Equity compensation plans not approved by security holders	—	—	—

Total	1,657,908	$14.07	1,093,659

Item 13. Certain Relationships and Related Transactions

        The registrant does not have any information relating to certain relationships or related transactions that is required to be reported by Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

        The aggregate fees for professional services provided by our independent public accountants for the fiscal years ended September 27, 2003 and September 28, 2002 are as follows:

	2003	2002

	Ernst & Young LLP	Total 2002	Ernst & Young LLP		Arthur Andersen LLP(1)

Audit Fees	$372	$299	$277		$22
Audit Related Fees(2)	24	20	—		20
Tax Fees	311 (3)	233	230	(4)	3
All Other Fees(5)	—	57	57		—

Total	$707	$609	$564		$45

(1)	Amounts are for services provided prior to their dismissal on May 7, 2002.
(2)	Amounts are for benefit plan audits and accounting and internal control consultation.
(3)	2003 tax fees include $267 for tax compliance and $44 for tax planning and tax advice.
(4)	Total includes $113 for services provided prior to their appointment as our independent public accountants on May 7, 2002.
(5)	Total is for valuation services provided prior to their appointment as our independent public accountants on May 7, 2002.

        The Audit Committee of our Board of Directors pre-approves on an annual basis the audit, audit related, tax and other non-audit services to be rendered by our accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that our management believes that a new service or the expansion of a current service provided by our accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the engagement of our accountants to render such services. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee, who must present such member’s decisions to the ful l Audit Committee at its next scheduled meeting. No audit related, tax or other non-audit services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during the fiscal year ended September 27, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

15(a)(1)  Financial Statements

        All financial statements listed below are those of the company and its consolidated subsidiaries:

Page(s) in our 2003 Form 10-K

Reports of Independent Public Accountants	15–16
Segment Information	33–35
Geographic Data	35
Consolidated Balance Sheets	17
Consolidated Statements of Income	18
Consolidated Statements of Cash Flows	19
Consolidated Statements of Comprehensive Income	20
Consolidated Statements of Stockholders’ Investment	21
Notes to Financial Statements	22–45

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

(3)	(i) Articles of Incorporation. Our Certificate of Incorporation including amendments through January 22, 1993 is incorporated by reference to Exhibit (4)(a) of our Form S-8 report filed on April 22, 1994, as Registration #33-77968.
(3)	(ii) By-laws. Our By-laws, as amended, are incorporated by reference to Exhibit (3)(b) of our Form 10-K report for the year ended September 27, 1997.
(4)	Instruments defining the rights of security holders, including indentures.
(a)	Our Preferred Stock Purchase Rights Plan adopted April 24, 1996, is incorporated by reference to Exhibit 4 of our Form 10-Q report for the period ended March 30, 1996.
(b)	A Credit Agreement between the Registrant and Harris Trust and Savings Bank dated October 29, 1993, including the first through eighth amendments thereto filed with the Securities and Exchange Commission as Exhibit 4(b) to our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.
(c)	Form of the 6.64% Note Purchase Agreement between the Registrant’s consolidated subsidiary, Woodhead Finance Company, and private investors dated September 28, 1998 filed with the Securities and Exchange Commission as Exhibit (4)(c) to our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.
(d)	The 6.81% Note Purchase Agreement between the Registrant and private investors dated September 28, 1998 in the amount of $15,000,000, maturing in 2013.The document described in paragraph 4(d) above is not filed herewith by Registrant, but Registrant undertakes to furnish copies thereof to the Securities and Exchange Commission upon request.

(10)	Material Contracts
(a)	The 1990 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10)(c) of our Form 10-K report for the year ended October 2, 1999.
(b)	The 1993 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10)(d) of our Form 10-K report for the year ended October 2, 1999.
(c)	The 1996 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10)(e) of our Form 10-K report for the year ended October 2, 1999.
(d)	The 1999 Stock Awards Plan is incorporated by reference to Exhibit A of our Proxy Statement for the 2000 Annual Meeting of Stockholders.
(e)	The 2001 Stock Awards Plan is incorporated by reference to Exhibit A of our Proxy Statement for the 2002 Annual Meeting of Stockholders.
(f)	The Management Incentive Plan effective for fiscal 2003, is incorporated by reference to page 17 of our Proxy Statement for the 2004 Annual Meeting of Stockholders.
(g)	The Plan of Compensation for Outside Directors, is incorporated by reference to Exhibit (10) of our Form 10-K report for the year ended September 28, 1985.
(h)	The 1990 Supplemental Executive Retirement Plan is incorporated by reference to page 16 of our Proxy Statement for the 2004 Annual Meeting of Stockholders.
(i)	The Severance Agreement between Mr. Philippe Lemaitre and Woodhead is incorporated by reference to Exhibit 10(i) of our 10-K report for the year ended September 29, 2001. Messrs. Fisher, Moulton, Nogal, Tortorello, Wiedor and two other key employees have substantially identical contracts.
(14)	Code of Ethics for Senior Officers
(21)	Subsidiaries of the Company
(23.1)	Consent of Ernst & Young LLP
(23.2)	Information regarding consent of Arthur Andersen LLP
(31.1)	Certification Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 signed by Philippe Lemaitre – President and C.E.O.
(31.2)	Certification Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 signed by Robert H. Fisher – Vice President, Finance and Chief Financial Officer.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

15(b)  Reports on Form 8-K

        During the quarter ended September 27, 2003 we filed an 8-K on July 23, 2003 releasing our third quarter 2003 earnings.

SIGNATURES

        Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.

WOODHEAD INDUSTRIES, INC.
BY:	/s/ Robert H. Fisher Robert H. Fisher Vice President, Finance and C.F.O. December 17, 2003

        Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Philippe Lemaitre Philippe Lemaitre	Chairman, President and C.E.O. (Principal Executive Officer)	12-17-03
/s/ Robert H. Fisher Robert H. Fisher	Vice President, Finance and C.F.O. (Principal Financial Officer)	12-17-03
/s/ Joseph P. Nogal Joseph P. Nogal	Vice President, Treasurer/Controller (Principal Accounting Officer)	12-17-03
/s/ Charles W. Denny Charles W. Denny	Director	12-17-03
/s/ Ann F. Hackett Ann F. Hackett	Director	12-17-03
/s/ Linda Y. C. Lim Linda Y. C. Lim, Ph.D.	Director	12-17-03
/s/ Eugene P. Nesbeda Eugene P. Nesbeda	Director	12-17-03
/s/ Sarilee K. Norton Sarilee K. Norton	Director	12-17-03