Form 10-Q
period 2003-12-27
WOODHEAD INDUSTRIES INC
filed 2004-02-09
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        12/27/2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number        0-5971

WOODHEAD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-1982580

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
THREE PARKWAY NORTH #550, Deerfield, IL	60015

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)	(847)-236-9300

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)   Yes      X        No             .

The number of common shares outstanding as of January 26, 2004 was 12,093,523.

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements

Woodhead Industries, Inc.
Consolidated Balance Sheets
As of December 27, 2003 and September 27, 2003
(Amounts in Thousands)

	Unaudited
	12/27/2003	9/27/2003
Assets
Current Assets
Cash and short-term investments	$25,922	$22,547
Accounts receivable, net	31,268	31,017
Inventories	14,548	13,020
Prepaid expenses	4,516	4,816
Refundable income taxes	1,871	1,625
Deferred income taxes	2,677	2,403

Total current assets	80,802	75,428
Property, plant and equipment, net	60,782	60,391
Other Intangible assets, net	703	706
Goodwill, net	34,769	32,290
Deferred income taxes	3,354	3,018
Other Assets	745	616

Total Assets	$181,155	$172,449

Liabilities and Stockholders’ Investment
Current Liabilities
Accounts payable	$9,986	$8,343
Accrued expenses	13,426	13,586
Income taxes payable	775	539
Current portion of long-term debt	5,700	5,700

Total current liabilities	29,887	28,168
Long-term debt	30,900	30,900
Deferred income taxes	3,204	2,496
Other liabilities	2,988	2,435

Total Liabilities	66,979	63,999

Stockholders’ investment:
Common stock at par (shares issued: 12,086 at 12/27/03
and 12,011 at 9/27/03)	12,086	12,011
Additional paid-in capital	19,369	18,578
Deferred stock compensation	(885)	(773)
Accumulated other comprehensive loss	6,949	2,832
Retained earnings	76,657	75,802

Total stockholders’ investment	114,176	108,450

Total Liabilities and Stockholders’ Investment	$181,155	$172,449

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Income
For the Three Months ended December 27, 2003 and December 28, 2002
(Amounts in Thousands, except per share data, unaudited)

	Three Months Ended
	12/27/2003	12/28/2002
Net Sales	$45,144	$42,232
Cost of Sales	28,623	26,504

Gross Profit	16,521	15,728
Operating Expenses	15,001	13,768
Restructuring and Other Related Charges	561	—

Total Operating Expenses	15,562	13,768
Income From Operations	959	1,960
Other Expenses
Interest Expense	633	700
Interest Income	(61)	(39)
Other (Income) / Expenses, Net	(1,930)	(508)

Income Before Taxes	2,317	1,807

Provision For Income Taxes	258	381

Income From Continuing Operations	$2,059	$1,426
Discontinued Operations:
Income From Discontinued AKAPP Operations
(Including Gain on Disposal of $725)	—	733
Income Tax Expense	—	3

Income From Discontinued Operations	—	730

Net Income	$2,059	$2,156
Earnings per share, basic
From Continuing Operations	$0.17	$0.12
From Discontinued Operations	$—	$0.06
As Reported	$0.17	$0.18
Earnings per share, diluted
From Continuing Operations	$0.17	$0.12
From Discontinued Operations	$—	$0.06
As Reported	$0.17	$0.18
Basic	11,923	11,835
Diluted	12,175	11,881
Dividends Per Share	$0.10	$0.09

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Cash Flows
For the Three Months ended December, 27 2003 and December 28, 2002
(Amounts in Thousands, unaudited)

	Three Months ended
	12/27/2003	12/28/2002
Cash flows from operating activities:
Net income for the period	$2,059	$2,156
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	3,077	2,630
Income from discontinued operations	—	(730)
Deferred tax expense	189	220
(Increase) Decrease in:
Accounts receivable	936	2,060
Inventories	(995)	(512)
Prepaid expenses	383	126
Other assets	691	175
(Decrease) Increase in:
Accounts payable	1,273	87
Accrued expenses	(476)	1,076
Income taxes payable	209	(30)
Other liabilities	289	35

Net cash flows provided by operating activities	7,635	7,293

Cash flows from investing activities:
Purchases of property, plant & equipment	(1,839)	(930)
Dispositions of property, plant & equipment	—	5
Retirements or sale of property, plant & equipment	162	—
Cash from sale of AKAPP operations (less cash sold)	—	4,187

Net cash provided by (used for) investing activities	(1,677)	3,262

Cash flows from financing activities:
Sales of stock	754	—
Dividend payments	(1,204)	(1,064)

Net cash (used for) provided by financing activities	(450)	(1,064)

Effect of exchange rates	(2,133)	(9)

Net increase in cash and short-term investments	3,375	9,482
Cash and short-term investments at beginning of period	22,547	13,152
Cash and short-term investments at end of period	$25,922	$22,634

Supplemental cash flow data
Cash paid during the period for:
Interest	$—	$—
Income taxes	$392	$129

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months ended December 27, 2003 and December 28, 2002
(Amounts in Thousands, unaudited)

	Three Months Ended
	12/27/2003	12/28/2002
Net income	$2,059	$2,156
Other comprehensive income:
Accumulated foreign currency translation
Adjustment	4,098	3,220
Unrealized loss on cash flow hedging
Instrument	19	(1,156)

Comprehensive income, net	$6,176	$4,220

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Notes to Financial Statements

(Amounts in Thousands, except per share data, unaudited)

1.     BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of all our wholly owned subsidiaries, including those operating outside the United States. All material intercompany transactions have been eliminated in consolidation. We prepare our financial statements in conformity with United States Generally Accepted Accounting Principles. In preparing the financial statements, we must use some estimates and assumptions that may affect reported amounts and disclosures. Among others, we use estimates when accounting for depreciation, amortization, employee benefits, asset valuation allowances, and loss contingencies. We are also subject to risks and uncertainties that may cause actual results to differ from those estimates. Interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2003 Form 10-K.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002 the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. We are required to adopt the expanded disclosure requirements of SFAS No. 148 for the quarter ending June 28, 2003. Our expanded disclosure regarding pro forma amounts for the effects of not recording FAS 123 expense is included in Footnote No. 7.

In January 2003 we adopted FASB Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. For the quarter ending December 27, 2003 our expanded disclosure regarding restructuring and other related charges is included in Footnote No. 10.

In January 2003 the FASB issued FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any variable interest entities that require consolidation under FIN 46.

3.    INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	12/27/03	9/27/03
Inventories valued using FIFO	$9,560	$8,463

Inventories valued using LIFO:
At FIFO cost	8,019	7,636
Less: Reserve to reduce to LIFO	(3,031)	(3,079)

LIFO Inventories	4,988	4,557

Total Inventories	$14,548	$13,020

Inventory composition using FIFO
Raw materials	9,803	8,978
Work-in-process and finished goods	7,776	7,121

Total Inventories at FIFO	$17,579	$16,099

There was no LIFO impact on net income for the three months ended December 27, 2003. For the quarter ended December 28, 2002 had we used the FIFO method for all inventories net income would have been $0.1 million less than reported.

4.    PROPERTY, PLANT AND EQUIPMENT

	12/27/03	9/27/03
Property, plant and equipment, at cost	$152,040	$147,451
Less: Accumulated depreciation and amortization	(91,258)	(87,060)

Property, plant and equipment, net	$60,782	$60,391

During the first quarter of fiscal 2004 we purchased $1.8 million of property, plant and equipment compared to $0.9 million in the first quarter of fiscal 2003.

5.    LONG TERM DEBT

Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5 and the minimum interest coverage ratio reverted back to 3.0. We are in compliance with all provisions of our funding arrangements. At December 27, 2003 we had unused revolving credit agreements with a bank that provide for borrowings of up to $25.0 million at the bank’s prime or offered rate. This agreement expires on February 28, 2004. We are in the process of negotiating credit facilities for the time after the current agreement expires. At December 27, 2003 and September 27, 2003 we had no short-term borrowings.

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

6.    EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended
	12/27/03	12/28/02
Income from Continuing Operations	$2,059	$1,426
Income from Discontinued Operations	$—	$730

Net Income	$2,059	$2,156

Earnings per share, basic
From continuing operations	$0.17	$0.12
From discontinued operations	$—	$0.06

As reported	$0.17	$0.18

Earnings per share, diluted
From continuing operations	$0.17	$0.12
From discontinued operations	$—	$0.06

As reported	$0.17	$0.18

Weighted-average number of shares outstanding	11,923	11,835
Dilutive common stock options	252	46

Weighted-average number of shares outstanding
Plus dilutive common stock options	12,175	11,881

7.    CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,086,000 and 12,011,000 on December 27, 2003 and September 27, 2003, respectively.

We apply Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation (FIN) 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we do not recognize compensation expense related to option grants. We adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123 Accounting for Stock Based Compensation. The following table, per SFAS 148, summarizes results as if we had recorded compensation expense for option grants during the three months ended December 27, 2003 and December 28, 2002:

	12/27/2003	12/28/2002
Net Income
As reported	$2,059	$2,156
Stock based employee compensation cost	(405)	(246)

Pro forma	1,654	$1,910
Basic earnings per share
As reported	$0.17	$0.18
Stock based employee compensation cost	(0.03)	(0.02)

Pro forma	$0.14	$0.16
Diluted earnings per share
As reported	$0.17	$0.18
Stock based employee compensation cost	(0.03)	(0.02)

Pro forma	$0.14	$0.16

The pro forma effect of stock option grants on results of operations may not be representative of the pro forma effect on results of operations for future years.

8.    SEGMENT AND GEOGRAPHIC DATA

Segment reporting is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131: Disclosure about Segments of an Enterprise and Related Information. This statement requires us to report certain financial information in a manner similar to the way we report it to the chief operating decision maker for the purpose of evaluating performance and allocating resources to the various business segments. We identified the Chief Executive Officer as the chief operating decision maker.

Our operating segments are based on the organization of business groups comprised of similar products and services. Revenues in our Industrial Communications and Connectivity ProductsSegment (Connectivity Segment) are primarily derived from sales of system components to devices in open networks for automated manufacturing and distribution applications. Revenues in our Electrical Safety & Specialty Products Segment (Electrical Segment) are primarily derived from sales of specialized products to support enhanced safety and productivity on the factory floor.

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

Three Months
(Amounts in Thousands, unaudited)
    Segment data

	Net Sales		Income from Operations
	Three Months Ended		Three Months Ended
	12/27/03	12/28/02	12/27/03	12/28/02
Connectivity	$33,109	$28,399	$263	$399
Electrical	12,035	13,833	909	1,853
Corporate and other			(213)	(292)

Total	$45,144	$42,232	$959	$1,960

	Additions to long-lived assets		Depreciation and Amortization
	Three Months Ended		Three Months Ended
	12/27/03	12/28/02	12/27/03	12/28/02
Connectivity	$885	$635	$2,279	$1,980
Electrical	614	270	761	599
Corporate and other	340	25	37	51

Total	$1,839	$930	$3,077	$2,630

	Total Assets
	12/27/03	09/27/03
Connectivity	$133,269	$125,167
Electrical	23,809	24,590
Corporate and other	24,077	22,692

Total	$181,155	$172,449

	Three Months Ended
Reconciliation of Income from Operations to Net Income	12/27/03	12/28/02
Income from operations	$959	$1,960
Less: Interest income (expense), net	(572)	(661)
Other income (expense), net	1,930	508
Income taxes	(258)	(381)

Income from continuing operations	2,059	1,426

Discontinued operations
Income from discontinued AKAPP operations
(including gain on disposal of $725)	—	733
Income tax expense	—	(3)

Income from discontinued operations	—	730

Net Income	$2,059	$2,156

Geographic Data
	Net Sales
	Three Months Ended
	12/27/03	12/28/02
United States	$25,587	$26,521
All other countries	19,557	15,711

Total	$45,144	$42,232

	Total Assets
	12/27/03	09/27/03
United States	$55,058	$55,286
Canada	26,632	24,182
Italy	35,220	32,739
France	22,766	20,633
Mexico	19,725	19,275
All other countries	21,754	20,334

Total	$181,155	$172,449

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

10.    RESTRUCTURING CHARGES

In January 2003 we adopted FASB Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our anticipated restructuring and other charges and accruals for employee separation costs to ensure that the amounts are still appropriate.

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. During the first quarter of 2004 we completed the sale of the Aero-Motive government hose reel product line and recorded a gain of $1.2 million. In addition to having sold two small product lines that did not align strategically with our current operations we will consolidate and integrate the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations will be integrated with our Northbrook, Illinois facility. The closing of this facility will terminate the employment of 111 total employees, which includes sixty-four plant employees and forty-seven office employees. As of the quarter ended December 27, 2003 twenty-one employees have left the company. The sale and integration process will take several quarters to complete and it is estimated that the Kalamazoo, Michigan facility will remain open until the second quarter of calendar year 2004.

For the first quarter 2004 we recorded restructuring and other related charges of $0.6 million, which related to the closing of our Aero-Motive facility. This restructuring charge is composed of the following:

	Costs expensed quarter ended 12/27/03	Cumulative costs through 12/27/03	Total anticipated costs
One Time Termination Benefit	160	1,095	1,556
Other Associated Costs	401	1,531	2,238

Total Restructuring and Other Charges	561	2,626	3,794

The costs included as a one-time termination benefit are the estimates of severance benefits that will be incurred as the Kalamazoo facility is closed. In accordance with SFAS No. 144 we have accelerated the depreciation on those assets that are expected to be excess when the facility is closed. We have included $0.3 million of accelerated depreciation in other associated costs for the quarter ending December 27, 2003. Legal fees, system conversion costs, incidental salaries and travel expense represent the balance of other associated costs. There are no anticipated contract termination costs related to this project.

In addition, related to the Aero-Motive restructuring, we anticipate pension settlement charges over the balance of our fiscal year estimated to be approximately $0.8 triggered by reduced employment levels that require us to recognize past gains and losses in our pension accounts.

The following table details the activity in the Aero-Motive restructuring accrual accounts for the quarter ending December 27, 2003

Restructuring Reserve

Balance at September 27, 2003	$859

Charged to expense in quarter 1 2004	561
Less: depreciation non cash expense	266
Cash paid in 2004	145

Remaining balance December 27, 2003	$1,009

11.    INCOME TAX EXPENSE

Our effective tax rate was 11.1% and 21.1% for the first three months of 2004 and 2003, respectively. The decrease in our effective tax rate for the first three months of 2004 was due mainly to the utilization of capital loss carryforwards (which previously had a valuation allowance reported against it) to offset $0.4 million in tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.2 million. The decrease in our effective tax rate in the first quarter of 2003 was due mainly to the effects of utilizing $0.3 million of excess foreign tax credits.

12.    BENEFIT PLANS

Beginning in April 2003, our post retirement benefit plan was modified to require participants to fund the total cost of the retiree medical program. At September 28, 2002 we had accrued postretirement benefit cost, which is included in our consolidated balance sheet in the amount of $2.2 million. At December 27, 2003 we had no liability for any of these post retirement benefit costs and the reduction of this $2.2 million liability was amortized over the period from April 1, 2003 to December 27, 2003. During the quarter ended December 27, 2003 we lowered our benefits liability account $0.8 million, which represents the last of the amortization of the $2.2 million liability.

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

We have been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality (“DEQ”). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. We have remediated the soils in this area but we believe that it is a source of contamination of groundwater, both on-site and off-site. Our investigation indicates that there were releases by the previous owners in areas over which additions were subsequently built. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ.

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

We have a reserve for the $1.3 million of investigation and remediation expenses we have estimated to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

We indemnify certain customers with regard to product liability. We have insurance policies to cover this exposure, which includes a minimal deductible to be paid by us.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

First quarter fiscal 2004 results compared with first quarter fiscal 2003 results

SALES
Sales in the quarter ended December 27, 2003 were $45.1 million, an increase of 6.9% compared to sales of $42.2 million for the quarter ended December 28, 2002. This increase was due mainly to the positive effects resulting from changes in exchange rates, which was partially offset by the lost revenue from the sale of the two Aero-Motive product lines. During the first quarter of 2004 we lost a portion of a low margin OEM account in the data communication industry, which represented approximately 4% of Connectivity revenue. Recent economic reports indicate expansion in the manufacturing sector and we are starting to see our customer’s willingness to initiate new projects, which will increase sales levels. For the first quarter 2004 Connectivity sales were $33.1 million, a 16.6% increase over the $28.4 million in sales reported for the first quarter 2003. Favorable foreign exchange rates accounted for $3.2 million of this increase but we also experienced solid growth in the United Kingdom, Italy and Japan. Connectivity sales represented 73.3% of our total first quarter sales, which reflects our increased focus on the continued growth of this segment. Electrical sales were $12.0 million in the quarter ended December 27, 2003 and $13.8 million last year, a 13.0% decrease. This decrease was due mainly to the $1.3 million of lost revenue from the sale of the two Aero-Motive product lines.

SALES BY REGION
In the United States, sales were $25.6 million in the first quarter of fiscal 2004 and $26.5 million last year, a 3.4% decrease. We recorded 43% and 37% of our revenues in foreign currencies during the first quarters of fiscal 2004 and 2003, respectively. Our international revenue was up 24.5% in the first quarter of fiscal 2004 when compared to last year. This increase was mainly due to the strong operating performance of our European and Japanese businesses and the favorable impact of foreign exchange rate changes, particularly the Euro and Canadian dollar. In constant dollars, sales increased 9.6% and 3.0% in Europe and North America, respectively when compared to the first quarter of 2003.

BACKLOG
The backlog of unfilled orders stood at $17.7 million at the end of this quarter as compared to $12.9 million a year ago, which translates to 24 and 18 average days of sales for the first quarters of 2004 and 2003, respectively. This 37.0% increase in backlog is consistent with improved business trends

GROSS PROFIT
Gross profit as a percent of sales was 36.6% in the first quarter of fiscal 2004 and 37.2% last year. This decline was primarily due to the mix shift in sales by location (margins in Europe are lower due to the competitive environment), and a warranty provision that was recorded to cover a component failure in one of our Aero-Motive products lines, which has been identified and corrective actions have been implemented. Decreases in our LIFO reserve requirement increased our gross profit by $0.2 million in the first quarter of fiscal 2003 and there was no corresponding increase in the first quarter of 2004.

OPERATING EXPENSES
Operating expenses were $15.6 million in the first quarter 2004 compared to $13.8 million in the first quarter of 2003. Including expenses for Research and Development these expenses were 34.5% of sales in 2004 compared to last year’s 32.6%. Operating expenses in the first quarter of 2004 included a restructuring charge of $0.6 million related to the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico. The Aero-Motive restructuring will continue through the third quarter of 2004 with anticipated costs of $1.7 million for the year. In addition we anticipate an approximate expense of $0.8 million for pension settlement charges over the next two quarters of fiscal 2004. Exchange rate changes increased operating expenses by $1.0 million when compared to the first quarter of 2003. Also contributing to this increase was the planned investment in sales and marketing initiatives, which includes the hiring of additional experienced sales professionals in North America. This investment also includes a branding study to maximize the Woodhead name, the implementation of a new E-Catalog and the improvement of our marketing tools and programs to increase customer awareness. Partially offsetting these increases was the $0.8 million credit to operating expense due to the modification of our retiree medical program.

SEGMENT OPERATING INCOME
Income from operations in the first quarter of 2004 was $0.3 million in the Connectivity segment compared to $0.4 million in 2003. This decline was due to the sales mix shift and higher operating expenses, which includes the investment in the new marketing initiatives. The Electrical segment recorded income from operations in the first quarter of 2004 of $0.9 million compared to $1.9 million in 2003. This decrease was due mainly to the Aero-Motive restructuring charge in 2004 and the lost revenue from the sale of the two Aero-Motive product lines.

MISCELLANEOUS INCOME
Other income in the first quarter of 2004 was $1.9 million and consisted mainly of the $1.2 million gain on the sale of the Aero-Motive government hose reel product line and a $0.9 million gain realized from exchange rate changes on a U.S. dollar loan that our Canadian subsidiary used to acquire the assets of SST in early 1998.

DISCONTINUED OPERATIONS
In the first quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain of $0.7 million and was recorded as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations.

NET INCOME
Net income in the first quarter of 2004 was $2.1 million compared to $2.2 million in 2003. Our effective tax rate was 11.1% and 21.1% for the first three months of 2004 and 2003, respectively. The decrease in our effective tax rate for the first three months of 2004 was due mainly to the utilization of capital loss carryforwards (which previously had a valuation allowance reported against it) to offset $0.4 million in tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.2 million. The decrease in our effective tax rate in the first quarter of 2003 was due mainly to the effects of utilizing $0.3 million of excess foreign tax credits.

Financial Condition, Liquidity and Capital Resources

At December 27, 2003 we had $25.9 million in cash and short-term investments, up from $22.5 million at fiscal year end September 27, 2003. This increase in cash is due mainly to our strong operating cash flow of $7.6 million, which includes the impact from the sale of our Aero-Motive product line. This was partially offset by increased spending in property, plant and equipment and the increase in our quarterly dividend.

Working capital in the first quarter of 2004 increased to $50.9 million compared to $47.3 million at September 27, 2003. This increase in working capital was due mainly to the increased profit levels that were generated in the first quarter of 2004 and the favorable exchange rate effects on our foreign assets.

We continue to invest in property and equipment, including new machinery, computer systems and facilities. For the first quarter of 2004 we invested $1.8 million in property, plant and equipment compared to $0.9 million in the first quarter of 2003.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

At December 27, 2003 we had $36.6 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. Effective March 30 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5, and the minimum interest coverage ratio has reverted back to 3.0. We are in compliance with all provisions of our funding arrangements. We are currently in the process of negotiating a new revolving credit agreement. Our current credit agreement expires on February 28, 2004. We believe, that we will continue to be in compliance with all provisions of our funding arrangements.

We do not have any exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Contingent Liabilities and Environmental Matters

Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. For additional details on the environmental exposure, see Part II – Other Information: Item 1 – Legal Proceedings.

Critical Accounting Policies

The preparation of this Quarterly Report requires management’s judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our significant accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 27, 2003. There have been no significant changes to those accounting policies subsequent to September 27, 2003.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

In 1998 we entered into a foreign currency swap agreement with an AA- rated counter-party to hedge a portion of our cash flows from our Italian subsidiary. We base the fair value for our cross-currency swap on the total cost estimate to terminate the agreement. The fair value of the swap at December 27, 2003 was recorded as a $1.0 million liability.

$36.6 million of our long-term debt is denominated in U.S. Dollars and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.

Item 4 – Internal Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings

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

We have been conducting an investigation of soil and groundwater at the site with oversight by the state Department of Environmental Quality (“DEQ”). The investigation indicates that, unrelated to the UST release, additional soil and groundwater at the site have been impaired by chlorinated solvents, including tetrachloroethane and trichloroethylene, and other compounds. Also, our investigation revealed that the previous owners of the site had used a portion of the site as a disposal area. We have remediated the soils in this area but we believe that it is a source of contamination of groundwater, both on-site and off-site. Our investigation indicates that there were releases by the previous owners in areas over which additions were subsequently built. These releases have impacted groundwater that has migrated off-site. We have implemented a groundwater remediation system for the on-site contamination. We continue to monitor and analyze conditions to determine the continued efficacy of the system. We also have implemented a groundwater remediation system for the off-site contamination. We continue to analyze other remedial alternatives for the off-site groundwater contamination and are reviewing these alternatives with the DEQ.

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

We have a reserve for the $1.3 million of investigation and remediation expenses we have estimated to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

PART II — OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

A.    Exhibits

        Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Philippe Lemaitre – President and C.E.O.

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

        Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    Reports on Form 8-K

        During the quarter just ended we filed an 8-K on November 14, 2003 releasing our annual 2003 earnings.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.

WOODHEAD INDUSTRIES, INC.

Date: February 9, 2004

BY: /s/ Robert H. Fisher	BY: /s/ Joseph P. Nogal

Robert H. Fisher	Joseph P. Nogal
Vice President, Finance and C.F.O	Vice President,
(Principal Financial Officer)	Treasurer/Controller (Principal Accounting Officer)