Form 10-Q
period 2004-03-27
WOODHEAD INDUSTRIES INC
filed 2004-05-10
CIK 108215

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

               For the quarterly period ended           03/27/2004
                                              --------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                          Commission File Number 0-5971

                            WOODHEAD INDUSTRIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                        36-1982580
-----------------------------------------               ---------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                      Identification No.)


 THREE PARKWAY NORTH #550, Deerfield, IL                        60015
-----------------------------------------               ---------------------
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

The number of common shares outstanding as of April 26, 2004 was 12,109,248.

================================================================================

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
                Consolidated Balance Sheets                                  3
                Consolidated Statements of Income                            4
                Consolidated Statements of Cash Flows                        5
                Consolidated Statements of Comprehensive Income              6
                Notes to Financial Statements                                7
    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            16
    Item 3 - Quantitative and Qualitative Disclosures about Market Risk     21
    Item 4 - Internal Controls and Procedures                               21

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                              22
    Item 4 - Submission of matters to a vote of security holders            23
    Item 6 - Exhibits and Reports on Form 8-K                               23
    Signatures                                                              24

PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 27, 2004 and September 27, 2003
(Amounts in Thousands)
                                                         Unaudited
 ASSETS                                                  03/27/2004  9/27/2003
                                                         ---------------------
 CURRENT ASSETS
   Cash and short-term investments                       $  25,071   $  22,547
   Accounts receivable, net                                 36,150      31,017
   Inventories                                              15,501      13,020
   Prepaid expenses                                          4,360       4,816
   Refundable income taxes                                   2,476       2,479
   Deferred income taxes                                     3,174       3,390
------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                       86,732      77,269
 Property, plant and equipment, net                         59,452      60,391
 Other Intangible assets, net                                  670         706
 Goodwill, net                                              34,004      32,290
 Deferred income taxes                                       2,622       2,584
 Other Assets                                                  542         616
------------------------------------------------------------------------------
 TOTAL ASSETS                                            $ 184,022   $ 173,856
------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Current Liabilities
   Accounts payable                                      $  11,465   $   8,343
   Accrued expenses                                         15,141      13,586
   Income taxes payable                                      1,109       1,393
  Current portion of long-term debt                          5,700       5,700
------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                  33,415      29,022
 Long-term debt                                             30,900      30,900
 Deferred income taxes                                       3,238       3,049
 Other liabilities                                           2,788       2,435
------------------------------------------------------------------------------
 TOTAL LIABILITIES                                          70,341      65,406

 STOCKHOLDERS' INVESTMENT:
   Common stock at par (shares issued: 12,110 at 3/27/04
      and 12,011 at 9/27/03)                                12,110      12,011
   Additional paid-in capital                               19,784      18,578
   Deferred stock compensation                                (702)       (773)
   Accumulated other comprehensive loss                      6,087       2,832
   Retained earnings                                        76,402      75,802
------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' INVESTMENT                            113,681     108,450
------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT          $ 184,022   $ 173,856
------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months ended March 27, 2004 and March 29, 2003 (Amounts in Thousands, except per share data, unaudited)

                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                              --------------------    --------------------
                                              3/27/2004  3/29/2003    3/27/2004  3/29/2003
                                              --------------------    --------------------
NET SALES                                     $ 50,841    $ 45,810    $ 95,985    $ 88,042
  Cost of Sales                                 31,513      28,900      60,136      55,404
                                              --------------------    --------------------
GROSS PROFIT                                    19,328      16,910      35,849      32,638
OPERATING EXPENSES                              16,316      14,334      31,317      28,102
RESTRUCTURING AND OTHER RELATED CHARGES            531          --       1,092          --
                                              --------------------    --------------------
TOTAL OPERATING EXPENSES                        16,847      14,334      32,409      28,102
INCOME FROM OPERATIONS                           2,481       2,576       3,440       4,536
OTHER EXPENSES
  Interest Expense                                 616         701       1,249       1,401
  Interest Income                                  (27)        (51)        (88)        (90)
  Other (Income) / Expenses, Net                   379        (579)     (1,551)     (1,087)
                                              --------------------    --------------------
INCOME BEFORE TAXES                              1,513       2,505       3,830       4,312
PROVISION FOR INCOME TAXES                         558         974         816       1,355
                                              --------------------    --------------------
INCOME FROM CONTINUING OPERATIONS             $    955    $  1,531    $  3,014    $  2,957
DISCONTINUED OPERATIONS:
  Income From Discontinued AKAPP Operations
    (Including Gain on Disposal of $725)            --          --          --         733
  Income Tax Expense                                --          --          --           3
                                              --------------------    --------------------
Income From Discontinued Operations                 --          --          --         730
                                              --------------------    --------------------
NET INCOME                                    $    955    $  1,531    $  3,014    $  3,687

EARNINGS PER SHARE, BASIC
From Continuing Operations                    $   0.08    $   0.13    $   0.25    $   0.25
From Discontinued Operations                  $     --    $     --    $     --    $   0.06
As Reported                                   $   0.08    $   0.13    $   0.25    $   0.31

EARNINGS PER SHARE, DILUTED
From Continuing Operations                    $   0.08    $   0.13    $   0.25    $   0.25
From Discontinued Operations                  $     --    $     --    $     --    $   0.06
As Reported                                   $   0.08    $   0.13    $   0.25    $   0.31

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
  Basic                                         11,982      11,897      11,949      11,862
  Diluted                                       12,239      12,020      12,185      11,947
DIVIDENDS PER SHARE                           $   0.10    $   0.09    $   0.20    $   0.18


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended March, 27 2004 and March 29, 2003
(Amounts in Thousands, unaudited)

                                                            -----------------------------
                                                                  Six Months ended
                                                            -----------------------------
                                                              03/27/2004  03/29/2003
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET INCOME FOR THE PERIOD                                $  3,014    $  3,687
      Adjustments to reconcile net income to net
             cash flows from operating activities:
      Depreciation and amortization                               6,251       5,299
      Income from discontinued operations                            --        (730)
      Deferred tax expense                                          507         194
      (Increase) Decrease in:
             Accounts receivable                                 (4,116)       (688)
             Inventories                                         (2,002)        294
             Prepaid expenses                                       535         372
             Other assets                                           (42)        283
      (Decrease) Increase in:
             Accounts payable                                     2,818         653
             Accrued expenses                                     1,315         680
             Income taxes payable                                  (307)        188
             Other liabilities                                      716         (73)
-----------------------------------------------------------------------------------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                   8,689      10,159
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant & equipment                   (3,856)     (2,238)
      Dispositions of property, plant & equipment                    --           8
      Retirements or sale of property, plant & equipment             46          --
      Cash from sale of AKAPP operations (less cash sold)            --       4,187
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES             (3,810)      1,957
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                     1,376         242
      Dividend payments                                          (2,414)     (2,134)
-----------------------------------------------------------------------------------------
NET CASH USED FOR FINANCING ACTIVITIES                           (1,038)     (1,892)
-----------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATES                                         (1,317)       (354)
-----------------------------------------------------------------------------------------
NET INCREASE IN CASH AND SHORT-TERM INVESTMENTS                   2,524       9,870
      Cash and short-term investments at beginning of period     22,547      13,152
      Cash and short-term investments at end of period         $ 25,071    $ 23,022
-----------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DATA
Cash paid during the period for:
      Interest                                                 $     --    $  1,367
      Income taxes                                             $    781    $    871


The accompanying notes are an integral part of these statements.

WOODHEAD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months ended March 27, 2004 and March 29, 2003 (Amounts in Thousands, unaudited)

                                                 ----------------------------   ----------------------------
                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 ----------------------------   ----------------------------
                                                   3/27/2004      3/29/2003       3/27/2004      3/29/2003
-----------------------------------------------------------------------------------------------------------
Net income                                           $ 955        $   1,531        $ 3,014        $ 3,687
Other comprehensive income:
      Accumulated foreign currency translation
             Adjustment                               (841)           2,295          3,257          5,515
      Unrealized loss on cash flow hedging
             Instrument                                (17)            (414)            (2)        (1,570)
-----------------------------------------------------------------------------------------------------------
Comprehensive income, net                            $  97        $   3,412        $ 6,269        $ 7,632
-----------------------------------------------------------------------------------------------------------


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


     2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002 the FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE (SFAS 148), which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. We were required to adopt the expanded disclosure requirements of SFAS No. 148 for the quarter ending June 28, 2003. Our expanded disclosure regarding pro forma amounts for the effects of not recording FAS 123 expense is included in Footnote No. 7.

In January 2003 we adopted FASB Statement No. 146 ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. For the quarter ending March 27, 2004 our expanded disclosure regarding restructuring and other related charges is included in Footnote No. 10.

In January 2003 the FASB issued FASB Interpretation No. 46 ("FIN 46") CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any variable interest entities that require consolidation under FIN 46.

     3.   INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

                                                        3/27/04       9/27/03
-------------------------------------------------------------------------------
Inventories valued using FIFO                           $  9,730     $  8,463
-------------------------------------------------------------------------------
Inventories valued using LIFO:
        At FIFO cost                                       8,508        7,636
        Less: Reserve to reduce to LIFO                   (2,737)      (3,079)
-------------------------------------------------------------------------------
LIFO Inventories                                           5,771        4,557
-------------------------------------------------------------------------------
Total Inventories                                       $ 15,501     $ 13,020
-------------------------------------------------------------------------------
Inventory composition using FIFO
        Raw materials                                     10,171        8,978
        Work-in-process and finished goods                 8,067        7,121
-------------------------------------------------------------------------------
Total Inventories at FIFO                               $ 18,238     $ 16,099
-------------------------------------------------------------------------------

There was $0.2 million LIFO impact on net income for the six months ended March 27, 2004 compared to $0.1 million for the six months ended March 29, 2003. Had we used the FIFO method for all inventories, net income would have been $0.2 million lower for the six months ended March 27, 2004 with the entire income effect occurring in the second quarter of 2004.


     4.   PROPERTY, PLANT AND EQUIPMENT

                                                     03/27/04      9/27/03
-----------------------------------------------------------------------------

Property, plant and equipment, at cost              $  153,453    $ 147,451
 Less: Accumulated depreciation and amortization       (94,001)     (87,060)
-----------------------------------------------------------------------------
 Property, plant and equipment, net                 $   59,452    $  60,391
-----------------------------------------------------------------------------

During the first six months of fiscal 2004 we purchased $3.9 million of property, plant and equipment compared to $2.2 million in the first six months of fiscal 2003. For the quarter ended March 27, 2004 we purchased $2.0 million of property plant and equipment compared to $1.3 million for the quarter ended March 29, 2003.


     5.   LONG TERM DEBT

Effective March 30, 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5 and the minimum interest coverage ratio reverted back to
3.0. We are in compliance with all provisions of our funding arrangements. At March 27, 2004 we had unused revolving credit agreements with a bank that provide for borrowings of up to $25.0 million at the bank's prime or offered rate. At March 27, 2004 and September 27, 2003 we had no short-term borrowings.

The credit agreement was set to expire on April 30, 2004. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings of up to $25.0 million at the bank's prime or offered rate.

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

     6.   EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

                                                      Three Months Ended            Six Months Ended
                                                   -------------------------    --------------------------
                                                    03/27/04      03/29/03       03/27/04       03/29/03
----------------------------------------------------------------------------------------------------------
Income from Continuing Operations                   $    955      $  1,531       $   3,014      $  2,957
Income from Discontinued Operations                 $     --      $     --              --      $    730
                                                   -------------------------    --------------------------
Net Income                                          $    955      $  1,531       $   3,014      $  3,687
                                                   =========================    ==========================
Earnings per share, basic
      From continuing operations                    $   0.08      $   0.13       $    0.25      $   0.25
      From discontinued operations                  $     --      $     --       $      --      $   0.06
                                                   -------------------------    --------------------------
      As reported                                   $   0.08      $   0.13       $    0.25      $   0.31
                                                   -------------------------    --------------------------
Earnings per share, diluted
      From continuing operations                    $   0.08      $   0.13       $    0.25      $   0.25
      From discontinued operations                  $     --      $     --       $      --      $   0.06
                                                   -------------------------    --------------------------
      As reported                                   $   0.08      $   0.13       $    0.25      $   0.31
                                                   -------------------------    --------------------------

Weighted-average number of shares outstanding         11,982        11,897          11,949        11,862
Dilutive common stock options                            257           123             236            85
                                                   -------------------------    --------------------------
Weighted-average number of shares outstanding
 Plus dilutive common stock options                   12,239        12,020          12,185        11,947
----------------------------------------------------------------------------------------------------------


     7.   CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,110,000 and 12,011,000 on March 27, 2004 and September 27, 2003, respectively.

We apply Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation (FIN) 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we do not recognize compensation expense related to option grants. We adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123 Accounting for Stock Based Compensation. The following table, per SFAS 148, summarizes results as if we had recorded compensation expense for option grants during the six months ended March 27, 2004 and March 29, 2003:

                                                    03/27/2004     03/29/2003
------------------------------------------------------------------------------
Net Income
  As reported                                        $ 3,014       $ 3,687
  Stock based employee compensation cost                (769)         (492)
                                               -------------------------------
  Pro forma                                          $ 2,245       $ 3,195
Basic earnings per share
  As reported                                        $  0.25       $  0.31
  Stock based employee compensation cost               (0.06)        (0.04)
                                               -------------------------------
  Pro forma                                          $  0.19       $  0.27
Diluted earnings per share
  As reported                                        $  0.25       $  0.31
  Stock based employee compensation cost               (0.06)        (0.04)
                                               -------------------------------
  Pro forma                                          $  0.19       $  0.27
------------------------------------------------------------------------------

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

THREE MONTHS
(Amounts in Thousands, unaudited)
     Segment data

                                          Net Sales                               Income from Operations
                          -----------------------------------------   ----------------------------------------------
                                     Three Months Ended                             Three Months Ended
                          -----------------------------------------   ----------------------------------------------
                                03/27/04            03/29/03                03/27/04              03/29/03
                          -----------------------------------------   ----------------------------------------------
 Connectivity                          $36,444             $31,989                    $752                   $1,130
 Electrical                             14,397              13,821                   1,780                    1,627
 Corporate and other                                                                   (51)                    (181)
-------------------------------------------------------------------   ----------------------------------------------
 Total                                 $50,841             $45,810                  $2,481                   $2,576
-------------------------------------------------------------------   ----------------------------------------------

                               Additions to long-lived assets                 Depreciation and Amortization
                          -----------------------------------------   ----------------------------------------------
                                     Three Months Ended                            Three Months Ended
                          -----------------------------------------   ----------------------------------------------
                                03/27/04            03/29/03                03/27/04              03/29/03
                          -----------------------------------------   ----------------------------------------------

 Connectivity                           $1,152                $850                  $2,355                   $2,024
 Electrical                                493                 442                     784                      595
 Corporate and other                       372                  16                      35                       50
-------------------------------------------------------------------   ----------------------------------------------
 Total                                  $2,017              $1,308                  $3,174                   $2,669
-------------------------------------------------------------------   ----------------------------------------------

                                        Total Assets
                          -----------------------------------------
                                03/27/04            09/27/03
                          -----------------------------------------

 Connectivity                         $137,439            $125,167
 Electrical                             26,541              24,590
 Corporate and other                    20,042              24,099
-------------------------------------------------------------------
 Total                                $184,022            $173,856
-------------------------------------------------------------------
                                                                                    Three Months Ended
--------------------------------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income                     03/27/04              03/29/03
--------------------------------------------------------------------------------------------------------------------
 Income from operations                                                             $2,481                   $2,576
 Less: Interest income (expense), net                                                (589)                     (650)
         Other income (expense), net                                                 (379)                      579
         Income taxes                                                                (558)                     (974)
                                                                      ----------------------------------------------
 Net Income                                                                           955                     1,531
                                                                      ----------------------------------------------

Geographic Data

                                          Net Sales                                                      Total Assets
                          -----------------------------------------                       ------------------------------------------
                                     Three Months Ended                                          03/27/04            09/27/03
                          -----------------------------------------   --------------------------------------------------------------
                                03/27/04            03/29/03           United States                     $53,632            $56,693
-------------------------------------------------------------------    Canada                             28,243             24,182
 United States                         $28,187             $28,168     Italy                              34,937             32,739
 All other countries                    22,654              17,642     France                             23,946             20,633
-------------------------------------------------------------------    Mexico                             20,376             19,275
 Total                                 $50,841             $45,810     All other countries                22,888             20,334
-------------------------------------------------------------------   --------------------------------------------------------------
                                                                       Total                            $184,022           $173,856
                                                                      --------------------------------------------------------------

SIX MONTHS
(Amounts in Thousands, unaudited)
     Segment data

                                          Net Sales                              Income from Operations
                          -----------------------------------------  ----------------------------------------------
                                      Six Months Ended                              Six Months Ended
                          -----------------------------------------  ----------------------------------------------
                                03/27/04            03/29/03               03/27/04              03/29/03
                          -----------------------------------------  ----------------------------------------------
 Connectivity                          $69,553             $60,388                 $1,015                   $1,529
 Electrical                             26,432              27,654                  2,689                    3,480
 Corporate and other                                                                 (264)                    (473)
-------------------------------------------------------------------  ----------------------------------------------
 Total                                 $95,985             $88,042                 $3,440                   $4,536
-------------------------------------------------------------------  ----------------------------------------------

                               Additions to long-lived assets                Depreciation and Amortization
                          -----------------------------------------  ----------------------------------------------
                                      Six Months Ended                             Six Months Ended
                          -----------------------------------------  ----------------------------------------------
                                03/27/04            03/29/03               03/27/04              03/29/03
                          -----------------------------------------  ----------------------------------------------
 Connectivity                           $2,037              $1,485                 $4,634                   $4,004
 Electrical                              1,107                 712                  1,545                    1,194
 Corporate and other                       712                  41                     72                      101
-------------------------------------------------------------------  ----------------------------------------------
 Total                                  $3,856              $2,238                 $6,251                   $5,299
-------------------------------------------------------------------  ----------------------------------------------

                                        Total Assets
                          -----------------------------------------
                                03/27/04            09/27/03
                          -----------------------------------------
 Connectivity                         $137,439            $125,167
 Electrical                             26,541              24,590
 Corporate and other                    20,042              24,099
-------------------------------------------------------------------
 Total                                $184,022            $173,856
-------------------------------------------------------------------
                                                                                    Six Months Ended
-------------------------------------------------------------------------------------------------------------------
 Reconciliation of Income from Operations to Net Income                    03/27/04              03/29/03
-------------------------------------------------------------------------------------------------------------------
 Income from operations                                                            $3,440                   $4,536
 Less: Interest income (expense), net                                              (1,161)                  (1,311)
         Other income (expense), net                                                1,551                    1,087
         Income taxes                                                                (816)                  (1,355)
                                                                     ----------------------------------------------
 Income from continuing operations                                                  3,014                    2,957
                                                                     ----------------------------------------------
 Discontinued operations
        Income from discontinued AKAPP operations
          (including gain on disposal of $725)                                         --                      733
        Income tax expense                                                             --                       (3)
                                                                     ----------------------------------------------
 Income from discontinued operations                                                   --                      730
-------------------------------------------------------------------------------------------------------------------
 Net Income                                                                        $3,014                   $3,687
-------------------------------------------------------------------------------------------------------------------

Geographic Data

                                          Net Sales                                                     Total Assets
                          -----------------------------------------                      -------------------------------------------
                                      Six Months Ended                                          03/27/04             09/27/03
                          -----------------------------------------  ---------------------------------------------------------------
                                03/27/04            03/29/03          United States                      $53,632            $56,693
-------------------------------------------------------------------   Canada                              28,243             24,182
 United States                         $53,774             $54,689    Italy                               34,937             32,739
 All other countries                    42,211              33,353    France                              23,946             20,633
-------------------------------------------------------------------   Mexico                              20,376             19,275
 Total                                 $95,985             $88,042    All other countries                 22,888             20,334
-------------------------------------------------------------------  --------------------------------------------------------------
                                                                      Total                             $184,022           $173,856
                                                                     --------------------------------------------------------------

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

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. During the first quarter of fiscal 2004 we completed the sale of the Aero-Motive government hose reel product line and recorded a gain of $1.2 million. In addition to having sold two small product lines (including the hose reel product line) that did not align strategically with our current operations we will consolidate and integrate the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations will be integrated with our Northbrook, Illinois facility. The closing of this facility will terminate the employment of 111 total employees, which includes sixty-four plant employees and forty-seven office employees. As of the quarter ended March 27, 2004 thirty-nine employees have left the company and it is estimated that the Kalamazoo, Michigan facility will remain open until the third quarter of fiscal year 2004.

For the six months ending March 27, 2004 we recorded restructuring and other related charges of $1.1 million, which related to the closing of our Aero-Motive facility. This restructuring charge is composed of the following:

                                                ----------------------------------------------------------------------
                                                     Costs expensed six       Cumulative costs      Total anticipated
                                                  months ended 03/27/04       through 03/27/04                  costs
----------------------------------------------------------------------------------------------------------------------
One Time Termination Benefit                                        271                  1,205                  1,390
Other Associated Costs                                              821                  1,952                  2,246
----------------------------------------------------------------------------------------------------------------------
Total Restructuring and Other Charges                             1,092                  3,157                  3,636
----------------------------------------------------------------------------------------------------------------------

The costs included as a one-time termination benefit are the estimates of severance benefits that will be incurred as the Kalamazoo facility is closed. In accordance with SFAS No. 144 we have accelerated the depreciation on those assets that are expected to be excess when the facility is closed. We have included $0.6 million of accelerated depreciation in other associated costs for the six months ending March 27, 2004. Legal fees, system conversion costs, incidental salaries and travel expense represent the balance of other associated costs. There are no anticipated contract termination costs related to this project.

In addition, related to the Aero-Motive restructuring, we anticipate pension settlement charges over the balance of our fiscal year estimated to be 0.8 triggered by reduced employment levels that require us to recognize past gains and losses in our pension accounts.

The following table details the activity in the Aero-Motive restructuring accrual accounts for the six months ending March 27, 2004:

                                            Restructuring
                                               Reserve
-----------------------------------------------------------
Balance at September 27, 2003                         $859
-----------------------------------------------------------
Charged to expense six months 2004                   1,092
Less: depreciation non cash expense                    560
Cash paid in fiscal 2004                               469
-----------------------------------------------------------
Remaining balance March 27, 2004                      $922
-----------------------------------------------------------


     11.  INCOME TAX EXPENSE

Our effective rate for the quarter ending March 27, 2004 was 36.9% compared to 38.9% for the quarter ending March 29, 2003. Our effective tax rate for continuing operations was 21.3% and 31.4% for the first six months of 2004 and 2003, respectively. The decrease in our effective tax rate for the first six months of 2004 was due mainly to the utilization in the first quarter of 2004 of capital loss carryforwards (which previously had a valuation allowance reported against them) to offset $0.4 million in tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.1 million.


     12.  BENEFIT PLANS

Beginning in April 2003, our post retirement benefit plan was modified to require participants to fund the total cost of the retiree medical program. At September 28, 2002 we had accrued postretirement benefit cost, which was included in our consolidated balance sheet in the amount of $2.2 million. At December 27, 2003 we had no liability for any of these post retirement benefit costs and the reduction of this $2.2 million liability was amortized over the period from April 1, 2003 to December 27, 2003. During the quarter ended December 27, 2003 we lowered our benefits liability account $0.8 million, which represents the last of the amortization of the $2.2 million liability.

The following table provides the components of net periodic benefit cost for our non-union plans for the three and six months ended March 27, 2004 and March 29, 2003:

                                                                                          Pension Benefits
                                                            --------------------------------------------------------------
                                                                        Three Months Ended                Six Months Ended
                                                            --------------------------------------------------------------
                                                                 03/27/04         03/29/03        03/27/04        03/29/03
    ----------------------------------------------------------------------------------------------------------------------
    COMPONENTS OF NET PERIODIC BENEFIT COSTS:
    Service Cost                                                     $151             $124            $302            $248
    Interest Cost                                                     149              127             298             254
    Recognized actuarial loss                                          54               13             108              25
    Expected return on plan assets                                   (154)            (122)           (307)           (243)
    Amortization of prior service costs                                 7                7              14              14
    ----------------------------------------------------------------------------------------------------------------------
         Net periodic benefit cost                                   $207             $149            $415            $298
    ----------------------------------------------------------------------------------------------------------------------

It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the EMPLOYEE RETIREMENT SECURITY ACT OF 1974. During 2003 we contributed an additional $2.0 million to increase the funded status of our plan. We did not make any contributions to our pension plans in the three or six months ended March 27, 2004. Related to the Aero-Motive restructuring we anticipate a pension settlement charge estimated to be approximately $0.8 million over the final two quarters of fiscal 2004 triggered by reduced employment levels that require us to recognize past gains and losses to our pension plan accounts.

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

We have a reserve for the $1.2 million of investigation and remediation expenses we have estimated to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state's Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

We indemnify certain customers with regard to product liability. We have insurance policies to cover this exposure, which includes a minimal deductible to be paid by us.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW
--------

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered for performance in demanding, harsh, or hazardous environments. We are known in the global industrial market by our recognized brands which include Brad Harrison(R), SST(TM), Daniel Woodhead(R), mPm(R), applicom(R), Aero-Motive(R) and RJ-Lnxx(R). Our expertise extends from mechanical, electrical and electronics products to communication software products and technologies.

Woodhead operates from twenty-one locations in ten countries spanning North America, Europe and Asia/Pacific.

RESULTS OF OPERATIONS
---------------------

Second quarter fiscal 2004 results compared with Second quarter fiscal 2003
---------------------------------------------------------------------------
results
-------

SALES
Sales in the quarter ended March 27, 2004 were $50.8 million, an increase of 11.0% compared to sales of $45.8 million for the quarter ended March 29, 2003. This increase was due mainly to the increased sales volume at our European and Asian subsidiaries and the positive effects resulting from changes in exchange rates. These were partially offset by the lost revenue from the divesture of the two Aero-Motive product lines. Recent economic reports indicate the continued expansion in the manufacturing sector and we are continuing to see our customer's willingness to initiate new projects, which should increase sales levels. For the second quarter 2004 Connectivity sales were $36.4 million, a 13.9% increase over the $32.0 million in sales reported for the second quarter 2003. Favorable foreign exchange rates accounted for $2.7 million of this increase but we also experienced solid growth in our Europe and Asia businesses due mainly to continued economic recovery and increased market successes. These gains in the Connectivity segment were partially offset by $2.5 million in lower revenue from an OEM account in the data communication industry. Connectivity sales represented 71.7% of our total second quarter sales, which reflects our continued focus on the growth of this segment. Electrical sales were $14.4 million in the quarter ended March 27, 2004 and $13.8 million last year, a 4.2% increase. This increase was due mainly to the strong performance of our U.S. Electrical business, which was partially offset by $1.3 million of lost revenue from the divestiture of two Aero-Motive product lines.

SALES BY REGION
In the United States, sales were $28.2 million in the second quarter of both fiscal 2004 and 2003. We recorded 45% and 39% of our revenues in foreign currencies during the second quarters of fiscal 2004 and 2003, respectively. Our international revenue was up 28.4% in the second quarter of fiscal 2004 when compared to last year. This increase was mainly due to the strong operating performance of our businesses in Europe and Asia and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Asia and Europe increased 50.5% and 13.5%, respectively, when compared to the second quarter of 2003. In constant dollars North America sales were the same as the second quarter of 2003 even with the divestiture of the two Aero-Motive product lines and the lower revenue from the data communication industry.

BACKLOG
The backlog of unfilled orders stood at $22.4 million at the end of this quarter as compared to $17.0 million a year ago, which translates to 28 and 24 average days of sales for the second quarters of 2004 and 2003, respectively. This 31.8% increase in backlog is consistent with our improved business trends.

GROSS PROFIT
Gross profit as a percent of sales was 38.0% in the second quarter of fiscal 2004 and 36.9% last year. We are starting to show improvements in our gross margins as our efficiencies and sourcing programs gain traction and our product mix improves. The increased sales volume also contributed to the operating efficiencies at our manufacturing facilities. Decreases in our LIFO reserve requirement increased our gross profit by $0.3 million in the second quarter of fiscal 2004 and there was no corresponding impact in the second quarter of 2003.

OPERATING EXPENSES
Operating expenses were $16.8 million in the second quarter 2004 compared to $14.3 million in the second quarter of 2003. These expenses were 33.1% of sales in the second quarter of 2004 compared to last year's 31.3%. Operating expenses in the second quarter of 2004 included a restructuring charge of $0.5 million related to the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico. The Aero-Motive restructuring will continue through the third quarter of 2004 with anticipated costs of $1.6 million for the year. In addition we anticipate an expense of $0.8 million for pension settlement charges over the last two quarters of fiscal 2004. Exchange rate changes increased operating expenses by $0.9 million when compared to the second quarter of 2003. Also contributing to the year over year increase was the planned investment in sales and marketing initiatives, which includes the hiring of additional experienced sales professionals in North America. This investment also includes a branding study to maximize the Woodhead name, the implementation of a new E-Catalog and the improvement of our marketing tools and programs to increase customer awareness.

SEGMENT OPERATING INCOME
Income from operations in the second quarter of 2004 was $0.8 million in the Connectivity segment compared to $1.1 million in 2003. This decline was due to higher operating expenses, which includes the investment in the new marketing initiatives and an increased sales force. The Electrical segment recorded income from operations in the second quarter of 2004 of $1.8 million compared to $1.6 million in 2003. This increase was due mainly to the increased volume, which was partially offset by the $0.5 million of restructuring charges and the $1.3 million of lost revenue from the divesture of the two Aero-Motive product lines.

MISCELLANEOUS INCOME
Other expense in the second quarter of 2004 was $0.4 million compared to other income of $0.6 million in the second quarter of 2003. This year over year change was due mainly to exchange rate changes on a U.S. dollar loan that our Canadian subsidiary used to acquire the assets of SST in early 1998.

NET INCOME
Net income in the second quarter of 2004 was $1.0 million compared to $1.5 million in 2003. Our effective tax rate was 36.9% and 38.9% for the quarters ending March 27, 2004 and March 29, 2003.


Six Months fiscal 2004 results compared with six months fiscal 2003 results
---------------------------------------------------------------------------

SALES
Sales for the six months ended March 27, 2004 were $96.0 million, an increase of 9.0% compared to sales of $88.0 million for the six months ended March 29, 2003. This increase was due mainly to the strengthening business climate that started to occur in the first quarter and the positive effects resulting from changes in exchange rates, which was partially offset by the lost revenue from the divesture of the two Aero-Motive product lines. During the first six months of 2004 we lost a portion of an OEM account in the data communication industry, which represented a $3.1 million year over year reduction of our Connectivity revenue. For the first six months of 2004 Connectivity sales were $69.6 million, a 15.2% increase over the $60.4 million in sales reported for the first six months of 2003. Favorable foreign exchange rates accounted for $5.6 million of this increase but we also experienced solid growth in the United Kingdom, Germany, Italy and Japan. Connectivity sales represented 72.5% of our total sales for the first six months of 2004 compared to 68.6% for the same period last year, which reflects our increased focus on the continued growth of this segment. Electrical sales were $26.4 million the six months ended March 27, 2004 and $27.7 million last year, a 4.4% decrease. This decrease was due to the $2.6 million of lost revenue from the divestiture of the two Aero-Motive product lines.

SALES BY REGION
In the United States, sales were $53.8 million for the six months ended March 27, 2004 compared to $54.7 million for the six months ended March 29, 2003. We recorded 44% and 38% of our revenues in foreign currencies during the first six months of 2004 and 2003, respectively. Our international revenue was up 26.6% in the first six months of fiscal 2004 when compared to last year. This increase was mainly due to the strong operating performance of our businesses in Europe and Asia and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Europe and Asia increased 11.5% and 24.0%, respectively, while North American sales decreased 1.6% due mainly to reduced data communications business and the divestiture of the two Aero-Motive product lines.

GROSS PROFIT
Gross profit as a percent of sales was 37.3% for the first six months of fiscal 2004 and 37.1% last year. We are starting to show improvements in our gross margins as our efficiencies and sourcing programs gain traction and our product mix improves. Increased sales volume also contributed to the operating efficiencies at our manufacturing facilities. These improvements in operation efficiencies were partially offset by a warranty provision that was recorded in the first quarter of 2004 to cover a component failure in one of our Aero-Motive products lines, which has been identified and corrective actions have been implemented. Decreases in our LIFO reserve requirement increased our gross profit by $0.3 million in the first six months of fiscal 2004 compared to an increased gross margin due to LIFO of $0.1 million last year.

OPERATING EXPENSES
Operating expenses were $32.4 million in the first six months of 2004 compared to $28.1 million in the first six months of 2003. These expenses were 33.8% of sales in 2004 compared to last year's 31.9%. Operating expenses in the first six months of 2004 included a restructuring charge of $1.1 million related to the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico. Exchange rate changes increased operating expenses by $1.9 million when compared to the first six months of 2003. Also contributing to this increase was the planned investment in sales and marketing initiatives, which includes the hiring of additional experienced sales professionals in North America. This investment also includes a branding study to maximize the Woodhead name, the implementation of a new E-Catalog and the improvement of our marketing tools and programs to increase customer awareness. Partially offsetting these increases was the $0.8 million credit to operating expense due to the modification of our retiree medical program that occurred in the first quarter of 2004.

SEGMENT OPERATING INCOME
Income from operations for the six months ended March 27, 2004 was $1.0 million in the Connectivity segment compared to $1.5 million in 2003. This decline was due to the mix shifts and higher operating expenses, which includes the investment in the new marketing initiatives and an increased sales force. The Electrical segment recorded income from operations in the first six months of 2004 of $2.7 million compared to $3.5 million in 2003. This decrease was due mainly to the Aero-Motive restructuring charge in 2004 and the lost revenue from the divesting of two Aero-Motive product lines.

MISCELLANEOUS INCOME
Other income in the first six months of 2004 was $1.6 million and consisted mainly of the $1.2 million gain on the sale of the Aero-Motive government hose reel product line and a $0.5 million gain realized from exchange rate changes mainly on a U.S. dollar loan that our Canadian subsidiary used to acquire the assets of SST in early 1998.

DISCONTINUED OPERATIONS
In the first quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain of $0.7 million and was recorded as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations.

NET INCOME
Net income in the first six months of 2004 was $3.0 million compared to $3.7 million in 2003. Our effective tax rate on continuing operations was 21.3% and 31.4% for the first six months of 2004 and 2003, respectively. The decrease in our effective tax rate for the first six months of 2004 was due mainly to the first quarter utilization of capital loss carryforwards (which previously had a valuation allowance reported against them) to offset $0.4 million in tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

At March 27, 2004 we had $25.1 million in cash and short-term investments, up from $22.5 million at fiscal year end September 27, 2003. This increase in cash is due mainly to our strong operating cash flow of $8.7 million, which includes the impact from the sale of our Aero-Motive product line. This was partially offset by increased spending in property, plant and equipment and the increase in our quarterly dividend.

Working capital in the first six months of 2004 increased to $53.3 million compared to $48.2 million at September 27, 2003. This increase in working capital was due mainly to the increase in accounts receivable, which were the result of increased sales levels, increased inventory levels to meet these increased sales and the favorable exchange rate effects on our foreign assets.

We continue to invest in property and equipment, including new machinery, computer systems and facilities. For the first six months of 2004 we invested $3.9 million in property, plant and equipment compared to $2.2 million in the first six months of 2003.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

At March 27, 2004 we had $36.6 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. Effective March 30 2002 we amended our revolving credit agreement with a bank to increase the maximum ratio of debt to EBITDA, as defined, from 2.5 to 2.9, and reduce the minimum interest coverage ratio, as defined, from 3.0 to 2.0. This amendment expired on March 29, 2003, when the maximum debt to EBITDA ratio reverted back to 2.5, and the minimum interest coverage ratio has reverted back to 3.0. We are in compliance with all provisions of our funding arrangements. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide borrowings up to $25.0 million at the bank's prime or offered rate. At March 27, 2004 and September 27, 2003 we had no short-term borrowings.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of this Quarterly Report requires management's judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Our significant accounting policies are described in the Management's Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended September 27, 2003. There have been no significant changes to those accounting policies subsequent to September 27, 2003.

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

In 1998 we entered into a foreign currency swap agreement with an AA- rated counter-party to hedge a portion of our cash flows from our Italian subsidiary. We base the fair value for our cross-currency swap on the total cost estimate to terminate the agreement. The fair value of the swap at March 27, 2003 was recorded as a $0.8 million liability.

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

We have a reserve for the $1.2 million of investigation and remediation expenses we have estimated to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state's Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

                            PART II OTHER INFORMATION
          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 30, 2004. The following proposals were adopted by the margins indicated:

1. To vote for the election of the following nominees to the Board of Directors:

                                      For               Authority Withheld             Against                  Abstain
                                      ---               ------------------             -------                  -------
William K. Hall                    11,048,633                 291,391                     0                        0
Linda L. C. Lim                    10,976,354                 363,670                     0                        0
G. Thomas McKane                   10,980,197                 359,827                     0                        0

Daniel T. Carroll, Charles W. Denny, Philippe Lemaitre, Ann F. Hackett, Eugene
P. Nesbeda and Sarilee Norton continued their terms as directors after the Annual Meeting of Stockholders.

2. Ratification of the appointment of Ernst & Young LLP as Woodhead Industries, Inc.'s independent public accountants:

                                     For                Authority Withheld             Against                  Abstain
                                     ---                ------------------             -------                  -------
                                  11,179,887                    0                      146,820                   13,317


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

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


B.       Reports on Form 8-K

         During the quarter just ended we filed an 8-K on January 22, 2004 releasing our first quarter 2004 earnings.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.



WOODHEAD INDUSTRIES, INC.

Date: May 10, 2004



BY:  /s/ Robert H. Fisher                   BY:  /s/Joseph P. Nogal
----------------------------------          ----------------------------------
Robert H. Fisher                            Joseph P. Nogal
Vice President, Finance and C.F.O.          Vice President,
(Principal Financial Officer)               Treasurer/Controller
                                            (Principal Accounting Officer)