Form 10-Q
period 2004-06-26
WOODHEAD INDUSTRIES INC
filed 2004-08-06
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        06/26/2004

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

The number of common shares outstanding as of July 21, 2004 was 12,138,654.

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Woodhead Industries, Inc.
Consolidated Balance Sheets
As of June 26, 2004 and September 27, 2003
(Amounts in Thousands)

	Unaudited
	6/26/2004	9/27/2003

Assets
Current Assets
Cash and short-term investments	$22,832	$22,547
Accounts receivable, net	37,716	31,017
Inventories	17,441	13,020
Prepaid expenses	4,491	4,816
Refundable income taxes	2,036	2,479
Deferred income taxes	3,603	3,390

Total current assets	88,119	77,269
Property, plant and equipment, net	58,866	60,391
Other Intangible assets, net	658	706
Goodwill, net	34,061	32,290
Deferred income taxes	2,604	2,584
Other Assets	476	616

Total Assets	$184,784	$173,856

Liabilities and Stockholders’ Investment
Current Liabilities
Accounts payable	$10,659	$8,343
Accrued expenses	15,558	13,586
Income taxes payable	1,375	1,393
Current portion of long-term debt	5,700	5,700

Total current liabilities	33,292	29,022
Long-term debt	30,900	30,900
Deferred income taxes	3,146	3,049
Other liabilities	2,887	2,435

Total Liabilities	70,225	65,406
Stockholders’ investment:
Common stock at par (shares issued: 12,130 at 6/26/0
and 12,011 at 9/27/03)	12,130	12,011
Additional paid-in capital	20,032	18,578
Deferred stock compensation	(627)	(773)
Accumulated other comprehensive income	6,223	2,832
Retained earnings	76,801	75,802

Total stockholders’ investment	114,559	108,450

Total Liabilities and Stockholders’ Investment	$184,784	$173,856

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Income
For the Three and Nine Months ended June 26, 2004 and June 28, 2003
(Amounts in Thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	6/26/2004	6/28/2003	6/26/2004	6/28/2003

Net Sales	$52,653	$46,694	$148,638	$134,736
Cost of Sales	32,452	30,065	92,588	85,469

Gross Profit	20,201	16,629	56,050	49,267
Operating Expenses	16,496	13,152	47,813	41,254
Restructuring and Other Related Charges	113	1,155	1,205	1,155

Total Operating Expenses	16,609	14,307	49,018	42,409
Income From Operations	3,592	2,322	7,032	6,858
Other Expenses
Interest Expense	642	1,048	1,891	2,449
Interest Income	(37)	(57)	(125)	(147)
Other (Income) / Expenses, Net	530	(1,523)	(1,021)	(2,610)

Income Before Taxes	2,457	2,854	6,287	7,166

Provision For Income Taxes	847	810	1,663	2,165

Income From Continuing Operations	$1,610	$2,044	$4,624	$5,001
Discontinued Operations:
Income From Discontinued AKAPP Operations
(Including Gain on Disposal of $725)	—	—	—	733
Income Tax Expense	—	—	—	3

Income From Discontinued Operations	—	—	—	730

Net Income	$1,610	$2,044	$4,624	$5,731
Earnings per share, basic
From Continuing Operations	$0.13	$0.17	$0.39	$0.42
From Discontinued Operations	$—	$—	$—	$0.06

As Reported	$0.13	$0.17	$0.39	$0.48
Earnings per share, diluted
From Continuing Operations	$0.13	$0.17	$0.38	$0.42
From Discontinued Operations	$—	$—	$—	$0.06

As Reported	$0.13	$0.17	$0.38	$0.48
Weighted-average common shares outstanding
Basic	12,010	11,901	11,967	11,874
Diluted	12,188	12,000	12,177	11,962
Dividends Per Share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Cash Flows
For the Nine Months ended June 26 2004 and June 28, 2003
(Amounts in Thousands, unaudited)

	Nine Months ended
	6/26/2004	6/28/2003

Cash flows from operating activities:
Net income for the period	$4,624	$5,731
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	8,654	8,429
Income from discontinued operations	—	(730)
Deferred tax expense	(48)	78
(Increase) Decrease in:
Accounts receivable	(5,731)	(287)
Inventories	(4,135)	1,353
Prepaid expenses	408	(1,540)
Other assets	(1,845)	664
(Decrease) Increase in:
Accounts payable	2,183	(227)
Accrued expenses	1,766	3,119
Income taxes payable	1,036	(625)
Other liabilities	1,939	393

Net cash flows provided by operating activities	8,851	16,358

Cash flows from investing activities:
Purchases of property, plant & equipment	(6,644)	(3,338)
Dispositions of property, plant & equipment	—	118
Retirements or sale of property, plant & equipment	821	—
Cash from sale of AKAPP operations (less cash sold)	—	4,187

Net cash provided by (used for) investing activities	(5,823)	967

Cash flows from financing activities:
Proceeds from exercise of stock options	1,719	349
Dividend payments	(3,625)	(3,205)

Net cash used for financing activities	(1,906)	(2,856)

Effect of exchange rates	(837)	(2,494)

Net increase in cash and short-term investments	285	11,975
Cash and short-term investments at beginning of period	22,547	13,152
Cash and short-term investments at end of period	$22,832	$25,127

Supplemental cash flow data
Cash paid during the period for:
Interest	$1,228	$1,375
Income taxes	$1,454	$1,851

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months ended June 26, 2004 and June 28, 2003
(Amounts in Thousands, unaudited)

	Three Months Ended		Nine Months Ended
	6/26/2004	6/28/2003	6/26/2004	6/28/2003

Net income	$1,610	$2,044	$4,624	$5,731
Other comprehensive income:
Accumulated foreign currency translation
Adjustment	206	3,005	3,463	8,520
Unrealized loss on cash flow hedging
Instrument	(70)	(833)	(72)	(2,403)

Comprehensive income, net	$1,746	$4,216	$8,015	$11,848

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

In January 2003 we adopted FASB Statement No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. For the quarter ending June 26, 2004 our expanded disclosure regarding restructuring and other related charges is included in Footnote No. 10.

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

In December 2003 the FASB issued revised Statement No. 132 (FAS 132). This statement revises employers’ disclosures about pension plans and other post retirement benefit plans. Revised FASB Statement No. 132 generally does not change the measurement or recognition standards for how employers account for pension and other post retirement benefits under FASB Statement No. 87, Employers’ Accounting for Pensions and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Revised FASB Statement No. 132 retains the disclosure requirements contained in original FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. Revised FASB Statement No. 132 now requires additional disclosures to those in the original Statement No. 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For the quarter ending June 26, 2004 our additional disclosure is included in Footnote No. 12.

        3.    INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	6/26/04	9/27/03

Inventories valued using FIFO	$10,517	$8,463

Inventories valued using LIFO:
At FIFO cost	9,379	7,636
Less: Reserve to reduce to LIFO	(2,455)	(3,079)

LIFO Inventories	6,924	4,557

Total Inventories	$17,441	$13,020

Inventory composition using FIFO
Raw materials	11,096	8,978
Work-in-process and finished goods	8,800	7,121

Total Inventories at FIFO	$19,896	$16,099

There was $0.4 million LIFO benefit on net income for the nine months ended June 26, 2004 compared to $0.2 million benefit for the nine months ended June 28, 2003. Had we used the FIFO method for all inventories, net income would have been $0.4 million lower for the nine months ended June 26, 2004 with the entire income effect occurring in the second and third quarters of 2004.

        4.    PROPERTY, PLANT AND EQUIPMENT

	6/26/04	9/27/03

Property, plant and equipment, at cost	$153,243	$147,451
Less: Accumulated depreciation and amortization	(94,377)	(87,060)

Property, plant and equipment, net	$58,866	$60,391

During the first nine months of fiscal 2004 we purchased $6.6 million of property, plant and equipment compared to $3.3 million in the first nine months of fiscal 2003. For the quarter ended June 26, 2004 we purchased $2.8 million of property plant and equipment compared to $1.1 million for the quarter ended June 28, 2003.

        5.    LONG TERM DEBT

On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our credit agreement. At June 26, 2004 and September 27, 2003 we had no short-term borrowings.

Included in our financial statements is a $21.6 million 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a $15.0 million 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries.

        6.    EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Income from Continuing Operations	$1,610	$2,044	$4,624	$5,001
Income from Discontinued Operations	$—	$—	$—	$730

Net Income	$1,610	$2,044	$4,624	$5,731

Earnings per share, basic
From continuing operations	$0.13	$0.17	$0.39	$0.42
From discontinued operations	$—	$—	$—	$0.06

As reported	$0.13	$0.17	$0.39	$0.48

Earnings per share, diluted
From continuing operations	$0.13	$0.17	$0.38	$0.42
From discontinued operations	$—	$—	$—	$0.06

As reported	$0.13	$0.17	$0.38	$0.48

Weighted-average number of shares outstanding	12,010	11,901	11,967	11,874
Dilutive common stock options	178	99	210	88

Weighted-average number of shares outstanding
Plus dilutive common stock options	12,188	12,000	12,177	11,962

        7.    CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,130,000 and 12,011,000 on June 26, 2004 and September 27, 2003, respectively.

We apply Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation (FIN) 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we do not recognize compensation expense related to option grants. We adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123 Accounting for Stock Based Compensation. The following table, per SFAS 148, summarizes results as if we had recorded compensation expense for option grants during the nine months ended June 26, 2004 and June 28, 2003:

	6/26/2004	6/28/2003

Net Income
As reported	$4,624	$5,731
Stock based employee compensation cost	(1,097)	(884)

Pro forma	$3,527	$4,847
Basic earnings per share
As reported	$0.39	$0.48
Stock based employee compensation cost	(0.10)	(0.07)

Pro forma	$0.29	$0.41
Diluted earnings per share
As reported	$0.38	$0.48
Stock based employee compensation cost	(0.09)	(0.07)

Pro forma	$0.29	$0.41

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

Three Months
(Amounts in Thousands, unaudited)
Segment data

	Net Sales		Income from Operations
	Three Months Ended		Three Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Connectivity	$37,790	$33,867	$1,553	$1,669
Electrical	14,863	12,827	2,338	25
Corporate and other			(299)	628

Total	$52,653	$46,694	$3,592	$2,322

	Additions to long-lived assets		Depreciation and Amortization
	Three Months Ended		Three Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Connectivity	$1,313	$751	$2,298	$2,138
Electrical	1,353	338	73	957
Corporate and other	122	11	32	35

Total	$2,788	$1,100	$2,403	$3,130

	Total Assets
	6/26/04	09/27/03

Connectivity	$141,289	$125,167
Electrical	28,504	24,590
Corporate and other	14,991	24,099

Total	$184,784	$173,856

	Three Months Ended

Reconciliation of Income from Operations to Net Income	6/26/04	6/28/03

Income from operations	$3,592	$2,322
Less: Interest income (expense), net	(605)	(991)
Other income (expense), net	(530)	1,523
Income taxes	(847)	(810)

Net Income	1,610	2,044

Geographic Data
	Net Sales
	Three Months Ended
	6/26/04	6/28/03

United States	$28,754	$26,552
All other countries	23,899	20,142

Total	$52,653	$46,694

	Total Assets
	6/26/04	09/27/03

United States	$48,796	$56,693
Canada	29,410	24,182
Italy	35,914	32,739
France	24,182	20,633
Mexico	22,153	19,275
All other countries	24,329	20,334

Total	$184,784	$173,856

Nine Months
(Amounts in Thousands, unaudited)
Segment data

	Net Sales		Income from Operations
	Nine Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Connectivity	$107,343	$94,255	$2,568	$3,198
Electrical	41,295	40,481	5,027	3,505
Corporate and other			(563)	155

Total	$148,638	$134,736	$7,032	$6,858

	Additions to long-lived assets		Depreciation and Amortization
	Nine Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Connectivity	$3,350	$2,236	$6,932	$6,142
Electrical	2,460	1,050	1,618	2,151
Corporate and other	834	52	104	136

Total	$6,644	$3,338	$8,654	$8,429

	Total Assets
	6/26/04	09/27/03

Connectivity	$141,289	$125,167
Electrical	28,504	24,590
Corporate and other	14,991	24,099

Total	$184,784	$173,856

	Nine Months Ended

Reconciliation of Income from Operations to Net Income	6/26/04	6/28/03

Income from operations	$7,032	$6,858
Less: Interest income (expense), net	(1,766)	(2,302)
Other income (expense), net	1,021	2,610
Income taxes	(1,663)	(2,165)

Income from continuing operations	4,624	5,001

Discontinued operations
Income from discontinued AKAPP operations
(including gain on disposal of $725)	—	733
Income tax expense	—	(3)

Income from discontinued operations	—	730

Net Income	$4,624	$5,731

Geographic Data
	Net Sales
	Nine Months Ended
	6/26/04	6/28/03

United States	$82,528	$81,241
All other countries	66,110	53,495

Total	$148,638	$134,736

	Total Assets
	6/26/04	09/27/03

United States	$48,796	$56,693
Canada	29,410	24,182
Italy	35,914	32,739
France	24,182	20,633
Mexico	22,153	19,275
All other countries	24,329	20,334

Total	$184,784	$173,856

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

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. During the first quarter of fiscal 2004 we completed the sale of the Aero-Motive government hose reel product line and recorded a gain of $1.2 million. In addition to having sold two small product lines (including the hose reel product line sold in the fourth quarter of 2003) that did not align strategically with our current operations we will consolidate and integrate the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations will be integrated with our Northbrook, Illinois facility. The closing of this facility will terminate the employment of 111 total employees, which includes sixty-four plant employees and forty-seven office employees. As of the quarter ended June 26, 2004 seventy-four employees have left the company and it is estimated that the Kalamazoo, Michigan facility will remain open during a portion of the fourth quarter of fiscal year 2004.

For the nine months ending June 26, 2004 we recorded restructuring and other related charges of $1.2 million, which related to the closing of our Aero-Motive facility. For the quarter ending June 26, 2004 we recorded $0.1 million of restructuring charges. The Aero-Motive restructuring program is now almost complete and we have recorded $3.3 million of total restructuring charges. In addition, related to the Aero-Motive restructuring, we anticipate in the fourth quarter an additional pension settlement charge, estimated to be approximately $0.3 million. The pension settlement charge was triggered by the reduction in employment levels that require us to recognize past gains and losses to our pension plan accounts. This restructuring charge, including the anticipated pension settlement charge, is composed of the following:

	Costs expensed nine months ended 6/26/04	Cumulative costs through 6/26/04	Total anticipated costs

One time termination benefit	269	1,203	1,203
Other associated costs	936	2,067	2,317

Total restructuring and other charges	1,205	3,270	3,520

The costs included as a one-time termination benefit are the estimates of severance benefits that will be incurred as the Kalamazoo facility is closed. Included in Other associated costs are the estimated pension settlement charges of $0.6 million. In accordance with SFAS No. 144 we have accelerated the depreciation on those assets that are expected to be excess when the facility is closed. We have included $0.2 million of accelerated depreciation in other associated costs for the nine months ending June 26, 2004. During the quarter just ended accelerated depreciation expense was reduced by $0.4 million to reflect changes in the estimated net realizable value of the remaining assets. Legal fees, system conversion costs, incidental salaries and travel expense represent the balance of other associated costs. There are no anticipated contract termination costs related to this project.

The following table details the activity in the Aero-Motive restructuring accrual accounts for the nine months ending June 26, 2004:

Restructuring Reserve

Balance at September 27, 2003	$859

Charged to expense nine months 2004	1,205
Less: depreciation non cash expense	188
Cash paid in fiscal 2004	1,415

Remaining balance June 26, 2004	$461

        11.    INCOME TAX EXPENSE

Our effective rate for the quarter ending June 26, 2004 was 34.5% compared to 28.4% for the quarter ending June 28, 2003. The relatively low effective tax rate for the third quarter of 2003 was due mainly to the favorable tax treatment of a capital gain in Canada. Our effective tax rate for continuing operations was 26.5% and 30.2% for the first nine months of 2004 and 2003, respectively. The decrease in our effective tax rate for the first nine months of 2004 was due mainly to the utilization in the first quarter of 2004 of capital loss carryforwards (which previously had a valuation allowance reported against them) to offset $0.4 million in tax on capital gains from the Aero-Motive product line sale and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.1 million.

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

The following table provides the components of net periodic benefit cost for our non-union plans for the three and nine months ended June 26, 2004 and June 28, 2003:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Components of Net Periodic Benefit Costs:
Service Cost	$151	$124	$453	$372
Interest Cost	149	127	447	381
Recognized actuarial loss	54	13	162	39
Expected return on plan assets	(154)	(122)	(462)	(366)
Amortization of prior service costs	7	7	21	21

Net periodic benefit cost	$207	$149	$621	$447

It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement security Act of 1974. During 2003 we contributed an additional $2.0 million to increase the funded status of our plan. We made a $0.2 million contribution to our pension plan in the quarter ended June 26, 2004. Related to the Aero-Motive restructuring we anticipate the balance of the pension settlement charge, estimated to be approximately $0.3 million to be recognized in the fourth quarter of 2004. This is in addition to the pension settlement charge that was part of the restructuring charge for the quarter ended June 26, 2004 in the amount of $0.3 million. The charge was triggered by the reduction in employment levels that require us to recognize past gains and losses to our pension plan accounts.

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary disposition resolving the claims in favor of the insurers. We anticipate filing an appeal to the U.S. Court of Appeals for the Sixth Circuit.

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

Overview

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered for performance in demanding, harsh, or hazardous environments. We are known in the global industrial market by our recognized brands which include Brad Harrison®, SST™, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise extends from mechanical, electrical and electronics products to communication software products and technologies.

Woodhead operates from twenty-one locations in ten countries spanning North America, Europe and Asia/Pacific.

Results of Operations

Third quarter fiscal 2004 results compared with third quarter fiscal 2003 results

SALES
Sales in the quarter ended June 26, 2004 were $52.7 million, an increase of 12.8% compared to sales of $46.7 million for the quarter ended June 28, 2003. This increase was due mainly to the increased sales volume in both the Connectivity and Electrical segments and the positive effects resulting from changes in exchange rates of $1.3 million. These results were partially offset by the lost revenue from the divesture of the two Aero-Motive product lines. Recent economic reports indicate the continued expansion in the manufacturing sector and we are continuing to see our customer’s willingness to initiate new projects. This continued economic expansion and growth programs initiated at the beginning of the fiscal year are starting to generate revenue improvements. For the third quarter 2004 Connectivity sales were $37.8 million, an 11.6% increase over the $33.9 million in sales reported for the third quarter 2003. Favorable foreign exchange rates accounted for $1.3 million of this increase but we also experienced solid growth in our Europe and Asia businesses due mainly to continued economic recovery and increased market successes. These gains in the Connectivity segment were partially offset by $2.8 million in lower revenue from a North American OEM account in the data communication industry. Connectivity sales represented 71.8% of our total third quarter sales, which reflects our continued focus on the growth of this segment. Electrical sales were $14.9 million in the quarter ended June 26, 2004 and $12.8 million last year, a 15.9% increase. This increase was due mainly to the strong performance of our U.S. Electrical business, which was partially offset by $0.8 million of lost revenue from the divestiture of two Aero-Motive product lines.

SALES BY REGION
In the United States, sales were $28.8 million in the third quarter of fiscal 2004 compared to $26.6 million in the third quarter of 2003. We recorded 45% and 43% of our revenues in foreign currencies during the third quarters of fiscal 2004 and 2003, respectively. Our international revenue was up 18.7% in the third quarter of fiscal 2004 when compared to last year. This increase was mainly due to the strong operating performance of our businesses in Europe and Asia and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Asia and Europe increased 53.0% and 7.6%, respectively, when compared to the third quarter of 2003. In constant dollars North American sales increased 9.0% in the third quarter of 2004 even with the divestiture of the two Aero-Motive product lines and the lower revenue from the data communication customer.

BACKLOG
The backlog of unfilled orders stood at $18.8 million at the end of this quarter as compared to $15.3 million a year ago, which translates to 23 and 21 average days of sales for the third quarters of 2004 and 2003, respectively. This 22.4% increase in backlog is consistent with our improved business trends.

GROSS PROFIT
Gross profit as a percent of sales was 38.4% in the third quarter of fiscal 2004 and 35.6% last year. We are starting to show improvements in our gross margins as our efficiencies and sourcing programs gain traction and our product mix improves. The increased sales volume also contributed to the operating efficiencies at our manufacturing facilities. Decreases in our LIFO reserve requirement increased our gross profit by $0.3 million in the third quarter of fiscal 2004 compared to $0.2 million in the third quarter of 2003.

OPERATING EXPENSES
Operating expenses were $16.6 million in the third quarter 2004 compared to $14.3 million in the third quarter of 2003. These expenses were 31.5% of sales in the third quarter of 2004 compared to last year’s 30.6%. Operating expenses in the third quarter of 2004 included a restructuring charge of $0.1 million, which included a $0.3 million pension settlement charge compared to restructuring charges of $1.2 million in the third quarter of fiscal 2003. These restructuring charges relate to the migration of operations from our Aero-Motive subsidiary to Juarez, Mexico. The Aero-Motive restructuring program is almost complete with 2004 year to date charges of $1.2 million. Exchange rate changes increased operating expenses by $0.3 million when compared to the second quarter of 2003. Also contributing to this increase was the planned investment in sales and marketing initiatives, which includes the hiring of additional experienced sales professionals in North America. Contributing to the year over year increase was a $0.7 million credit in the third quarter of 2003 resulting from the reduction in our liability for retiree medical benefits.

SEGMENT OPERATING INCOME
Income from operations in the third quarter of 2004 was $1.6 million in the Connectivity segment compared to $1.7 million in 2003. This decline was due to higher operating expenses, which includes the operating expense credit related to retiree medical benefits recorded in 2003, which more than offset the benefit of higher revenue and improved gross margins. The Electrical segment recorded income from operations in the third quarter of 2004 of $2.3 million compared to $25 thousand in 2003. This increase was due mainly to the increased volume and productivity along with the $1.0 million decrease in restructuring charges in the third quarter of 2004 when compared to the same period in 2003. These increases were partially offset by the $0.8 million of lost third quarter revenue that resulted from the divestiture of the two Aero-Motive product lines.

MISCELLANEOUS INCOME / EXPENSE
Other expense in the third quarter of 2004 was $0.5 million compared to other income of $1.5 million in the third quarter of 2003. This year over year change was primarily due to exchange rate changes on a U.S. dollar loan that our Canadian subsidiary used to acquire the assets of SST in early 1998. Partially offsetting the 2003 other income related to the exchange gain was a $0.3 million for a penalty associated with a value added tax ruling in Mexico.

NET INCOME
Net income in the third quarter of 2004 was $1.6 million compared to $2.0 million in 2003. Our effective tax rate was 34.5% and 28.4% for the quarters ending June 26, 2004 and June 28, 2003. The relatively low effective tax rate for the third quarter of 2003 was due mainly to the favorable tax treatment of the capital gain in Canada. Since most of the product costs and operating expenses in our foreign subsidiaries are incurred in local currencies, the impact of exchange rate changes on reported net income was partially mitigtated.

Nine months fiscal 2004 results compared with nine months fiscal 2003 results

SALES
Sales for the nine months ended June 26, 2004 were $148.6 million an increase of 10.3% compared to sales of $134.7 million for the nine months ended June 28, 2003. This increase was due mainly to the strengthening business climate that started to occur in the first quarter and the positive effects from changes in exchange rates. The $3.4 million of lost revenue from the divestiture of the two Aero-Motive product lines and the loss of a portion of a North American OEM account in the data communication industry, which represented a $6.0 million reduction in revenue, partially offset the increases. For the first nine months of 2004 Connectivity sales were $107.3 million, a 13.9% increase over the $94.3 million in sales reported for the first nine months of 2003. Favorable foreign exchange rates accounted for $7.0 million of this increase but we also experienced solid growth in the Germany, Italy and Japan. Connectivity sales represented 72.2% of our total sales for the first nine months of 2004 compared to 70.0% for the same period last year, which reflects our increased focus on the continued growth of this segment. Electrical sales were $41.3 million for the nine months ended June 26, 2004 and $40.5 million last year, a 2.0% increase. This increase was due mainly to the strong performance of our U.S. Electrical business, which was partially offset by $3.4 million of lost revenue from the divestiture of two Aero-Motive product lines.

SALES BY REGION
In the United States, sales were $82.5 million for the nine months ended June 26, 2004 compared to $81.2 million for the nine months ended June 28, 2003. We recorded 44% and 40% of our revenues in foreign currencies during the first nine months of 2004 and 2003, respectively. Our international revenue was up 23.6% in the first nine months of fiscal 2004 when compared to last year. This increase was mainly due to the strong operating performance of our businesses in Europe and Asia and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Europe and Asia increased 9.7% and 34.8%, respectively, while North American sales increased 1.9% despite the lost revenue from the data communications business and the divestiture of the two Aero-Motive product lines.

GROSS PROFIT
Gross profit as a percent of sales was 37.7% for the first nine months of fiscal 2004 and 36.6% last year. We are starting to show improvements in our gross margins as our efficiencies and sourcing programs gain traction and our product mix improves. Increased sales volume also contributed to the operating efficiencies at our manufacturing facilities. Decreases in our LIFO reserve requirement increased our gross profit by $0.6 million in the first nine months of fiscal 2004 compared to an increased gross margin due to LIFO of $0.4 million last year.

OPERATING EXPENSES
Operating expenses were $49.0 million in the first nine months of 2004 compared to $42.4 million in the first nine months of 2003. These expenses were 33.0% of sales in 2004 compared to last year’s 31.5%. Operating expenses include a restructuring charge of $1.2 million related to the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico in for the nine months ended June 26, 2004 and June 28, 2003. Exchange rate changes increased operating expenses by $2.2 million when compared to the first nine months of 2003. Also contributing to this increase was the planned investment in sales and marketing initiatives, which includes the hiring of additional experienced sales professionals in North America. This investment also includes a branding study to maximize our brand name, the implementation of a new E-Catalog, the improvement of our marketing tools and programs to increase customer awareness.

SEGMENT OPERATING INCOME
Income from operations for the nine months ended June 26, 2004 was $2.6 million in the Connectivity segment compared to $3.2 million in 2003. This decline was due to the mix shifts and higher operating expenses, which includes the investment in the new marketing initiatives and an increased sales force. The Electrical segment recorded income from operations in the first nine months of 2004 of $5.0 million compared to $3.5 million in 2003. This increase was due mainly to the increased volume in our Electrical business, which was partially offset by the $3.4 million of lost revenue that resulted from the divestiture of the two Aero-Motive product lines.

MISCELLANEOUS INCOME
Other income in the first nine months of 2004 was $1.0 million and consisted mainly of the $1.2 million gain on the sale of the Aero-Motive government hose reel product line. Other income for the first nine months of 2003 was $2.6 million and consisted mainly of a $3.1 million gain realized from exchange rate changes on a U.S. dollar loan that a Canadian subsidiary used to acquire the assets of SST in early 1998. Partially offsetting this gain was a $0.3 million penalty for a value added tax ruling in Mexico and a $0.6 million loss from foreign exchange in our Canadian operations.

DISCONTINUED OPERATIONS
In the first quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain of $0.7 million and was recorded as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 have also been recorded as Income from Discontinued Operations.

NET INCOME
Net income in the first nine months of 2004 was $4.6 million compared to $5.7 million in 2003. Our effective tax rate on continuing operations was 26.5% and 30.2% for the first nine months of 2004 and 2003, respectively. The decrease in our effective tax rate for the first nine months of 2004 was due mainly to the first quarter utilization of capital loss carryforwards (which previously had a valuation allowance reported against them) to offset $0.4 million in tax on capital gains from the Aero-Motive product line sale and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.1 million.

Financial Condition, Liquidity and Capital Resources

At June 26, 2004 we had $22.8 million in cash and short-term investments, up from $22.5 million at year-end September 27, 2003. This slight increase in cash was due mainly to our operating cash flow of $8.9 million, which includes the impact from the sale of our Aero-Motive product line offset by spending for inventory, property, plant and equipment and our quarterly dividend.

Working capital in the first nine months of 2004 increased to $54.8 million compared to $48.2 million at September 27, 2003. This increase in working capital was due mainly to the increase in accounts receivable, which were the result of increased sales levels, increased inventory levels to meet increased sales and the favorable exchange rate effects on our foreign assets.

We continue to invest in property and equipment, including new machinery, computer systems and facilities. For the first nine months of 2004 we invested $6.6 million in property, plant and equipment compared to $3.3 million in the first nine months of 2003.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

At June 26, 2004 we had $36.6 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our funding agreement. At June 26, 2004 and September 27, 2003 we had no short-term borrowings.

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

Growth in costs and expenses, changes in product mix, and the impact of acquisitions, restructuring, divestitures and other unusual items that could result from evolving business strategies could affect future results. Changes in the U.S. tax code and the tax laws in other countries can affect our net earnings. Claims have been brought against us and our subsidiaries for various legal, environmental, and tax matters, and additional claims arise from time to time. It is possible that our cash flows and results of operations could be affected by the resolution of these matters.

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

In 1998 we entered into a foreign currency swap agreement with an AA- rated counter-party to hedge a portion of our cash flows from our Italian subsidiary. We base the fair value for our cross-currency swap on the total cost estimate to terminate the agreement. The fair value of the swap at June 26, 2004 was recorded as a $0.9 million liability.

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

PART II – OTHER INFORMATION
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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary disposition resolving the claims in favor of the insurers. We anticipate filing an appeal to the U.S. Court of Appeals for the Sixth Circuit.

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

PART II – OTHER INFORMATION
Item 6 – Exhibits and Reports on Form 8-K

A.	Exhibits

Exhibit 4 A Credit Agreement between the Registrant and Harris Trust and Savings Bank dated April 28, 2004.

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

During the quarter just ended we filed an 8-K on April 30, 2004 releasing our second quarter 2004 earnings.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.

WOODHEAD INDUSTRIES, INC. Date: August 6, 2004
By:	/s/ Robert H. Fisher

Robert H. Fisher Vice President, Finance and C.F.O. (Principal Financial Officer)
By:	/s/ Joseph P. Nogal

Joseph P. Nogal Vice President, Treasurer/Controller (Principal Accounting Officer)