Form 10-K
period 2004-10-02
WOODHEAD INDUSTRIES INC
filed 2004-12-15
CIK 108215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 2, 2004

Commission file number 0-5971

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

WOODHEAD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-1982580
(State of other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

Three Parkway North, Suite 550, Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

(847) 236-9300

Registrants Telephone Number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT

Common Stock, Par Value $1.00	NASDAQ
Preferred Stock Purchase Rights	NASDAQ
(Title of Class)	(Exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).    Yes  ☒.    No  ☐.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2004 was $185,915,317. The number of common shares outstanding as of December 1, 2004 was 12,207,274.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of

registrant to be held February 3, 2005 is incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

GENERAL

Woodhead Industries, Inc. (the Company, which may be referred to as “we”, “us”, or “our”) is engaged in two business segments serving a diverse group of customers and industries worldwide. We develop, manufacture and market network and electrical infrastructure products engineered for performance in harsh, demanding and hazardous industrial environments.

Where reference is made in any Item of this Annual Report on Form 10-K to information in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on February 3, 2005, such information shall be deemed to be incorporated therein by such reference.

BUSINESS SEGMENTS

Our operating segments are based on the organization of business groups comprised of similar products and services. Revenues in our Industrial Communications and Connectivity Products Segment (Connectivity Segment) are primarily derived from sales of system components for devices in open networks for automated manufacturing and distribution applications. Revenues in our Electrical Safety & Industrial Products Segment (Electrical Segment) are primarily derived from sales of specialized products to support enhanced safety and productivity on the factory floor.

Selected financial information by business segment for each of the last three fiscal years is contained in Note 13 of the Notes to Consolidated Financial Statements.

PRODUCTS

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered for performance in harsh, demanding and hazardous industrial environments. We are known in the global industrial market by our recognized brands that include Brad Harrison®, SST™, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise ranges from mechanical, electrical and electronics to communication software products and technologies.

Woodhead operates from 21 locations in 10 countries spanning North America, Europe and Asia/Pacific.

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

BACKLOG

The backlog of unfilled orders was $15.5 million, $16.0 million and $14.3 million at the end of fiscal years 2004, 2003 and 2002, respectively. The 2004 Connectivity segment backlog as compared to the prior year was up 5.7%. The Electrical segment recorded a 29.4% decrease in backlog when compared to fiscal 2003. This decrease was mainly due to the divestiture of an Aero-Motive product line in the first quarter of fiscal 2004.

COMPETITION

Similar products of the type sold by us are also available from competitors. We believe delivery time, as well as quality and customer service are important to our success. Our ability to manufacture high-quality products that serve specialized needs, as well as our multiple channels of distribution, differentiate us from the competition.

INTERNATIONAL OPERATIONS

A significant portion of our business is from outside the United States and fluctuations in foreign currency exchange rates can impact our results of operations and financial condition. Since most of our international manufacturing costs and operating expenses are incurred in local currencies, the impact of changes in exchange rates on reported net income is partially mitigated. Selected financial information by major geographical region for each of the last three fiscal years is contained in Note 13 of the Notes to Consolidated Financial Statements.

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

EMPLOYEES

At the end of fiscal year 2004 we had 1,558 full-time employees.

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

ITEM 2.	PROPERTIES

We own facilities in the following locations:

Location	Land owned	Floor Area	Business Segment
Juarez, Mexico	16.5 acres	229,000 sq. ft.	Connectivity and Electrical
Northbrook, Illinois	4.7 acres	125,000 sq. ft.	Connectivity and Electrical
Kalamazoo, Michigan	39.1 acres	116,000 sq. ft.	Electrical
Franklin, Massachusetts	6.6 acres	60,000 sq. ft.	Connectivity
El Paso, Texas	5.0 acres	50,000 sq. ft.	Connectivity and Electrical
Ebbw Vale, UK	4.5 acres	43,000 sq. ft.	Connectivity
Belvidere, Illinois	3.5 acres	36,000 sq. ft.	Electrical
Bretten, Germany	1.4 acres	32,000 sq. ft.	Connectivity
Cusano Milanino, Italy	0.1 acres	16,000 sq. ft.	Connectivity
Caudebec-lès-Elbeuf, France	0.2 acres	6,000 sq. ft.	Connectivity

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

Location	Floor Area	Business Segment
Waterloo, Canada	60,000 sq. ft.	Connectivity
Paderno, Italy	23,000 sq. ft.	Connectivity
Mississauga, Canada	20,000 sq. ft.	Connectivity
Deerfield, Illinois	11,600 sq. ft.	Corporate Headquarters
Lagny-Sur-Marne, France	6,500 sq. ft.	Connectivity
Cusano Milanino, Italy	6,500 sq. ft.	Connectivity
Genoa, Italy	3,300 sq. ft.	Connectivity
Toh Tuck, Singapore	3,000 sq. ft.	Connectivity
Caudebec-lès-Elbeuf, France	2,000 sq. ft.	Connectivity
Leinfelden, Germany	4,500 sq. ft.	Connectivity
Tokyo, Japan	1,500 sq. ft.	Connectivity
Shanghai, China	1,500 sq. ft.	Connectivity
Kalamazoo, Michigan	1,200 sq. ft.	Electrical
Nagoya, Japan	1,100 sq. ft.	Connectivity
Livonia, Michigan	1,000 sq. ft.	Electrical

We believe we have sufficient capacity available to meet our needs in fiscal year 2005.

ITEM 3.	LEGAL PROCEEDINGS

Selected financial information related to current legal proceedings is contained in Note 16 of the Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2004, which ended on October 2, 2004, there were no matters submitted to a vote of security holders either through solicitation of proxies or otherwise.

Executive Officers of the Registrant

All officers are elected each year at the Annual Meeting of the Board of Directors, which is held immediately following the Annual Meeting of Stockholders. The next Annual Meeting of Stockholders will be held on February 3, 2005. The name, age, executive office, position held since and principal occupation and employment during at least the past five years for each of our executive officers as of October 2, 2004, are as follows:

Name	Age	Position	Position held since

Philippe Lemaitre	55	Chairman, President and Chief Executive Officer	August 2003

Robert H. Fisher	56	Vice President of Finance, Chief Financial Officer	December 2000

Michael H. Gies	45	Vice President, Corporate Development and Strategy	August 2003

Robert A. Moulton	55	Vice President, Human Resources	May 1987

Joseph P. Nogal	49	Vice President, Treasurer/Controller and Assistant Secretary	January 1999

Robert J. Tortorello	55	Vice President, General Counsel and Secretary	January 1991

Duane E. Wiedor	46	Vice President, E.V.P. Woodhead North America	January 2003

Mr. Philippe Lemaitre joined the Company in October 1999 as its President and Chief Operating Officer. On January 1, 2001, Mr. Lemaitre became the Company’s President and Chief Executive Officer and on August 1, 2003 he was appointed Chairman of the Board. Prior to joining the Company, he had served as Corporate Vice President, Chief Technology Officer at Amp, Inc. since 1997.

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

Mr. Duane E. Wiedor joined Woodhead in April 2001 as President, Aero-Motive Company. In February 2002 he was appointed President, Woodhead Connectivity, N. A. and North American Operations. In January 2003 he was elected a Corporate Vice President and Executive Vice President, Woodhead Connectivity, N. A. In October 2004 he became Executive Vice President, Woodhead North America. He previously served as Business Development Manager/Production Manager at Tessy Plastics Incorporated from 1998 to 2001.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Selected information regarding the company’s common equity and related stockholder matters is contained in Note 19 of the Notes to Consolidated Financial Statements.

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

Financial Profile

(Amounts in thousands; except per share data, employees and stockholders)

	Fiscal Years Ended
	2004[1]	2003[1]	2002[1]	2001	2000
OPERATIONS
Net sales	$201,735	$179,038	$170,179	$190,186	$196,932
Cost of sales	125,665	112,991	107,770	114,493	115,195
Gross profit	76,070	66,047	62,409	75,693	81,737
% of net sales	37.7%	36.9%	36.7%	39.8%	41.5%
Operating expenses	66,181	56,855	54,466	56,978	57,322
% of net sales	32.8%	31.8%	32.0%	30.0%	29.1%
Interest and other expenses	33	(39)	2,820	5,159	3,567
Income before income taxes	9,856	9,231	5,123	13,556	20,848
% of net sales	4.9%	5.2%	3.0%	7.1%	10.6%
Provision for income taxes	1,818	3,392	2,578	5,722	7,716
Income from continuing operations	8,038	5,839	2,545	7,834	13,132
% of net sales	4.0%	3.3%	1.5%	4.1%	6.7%
Income from discontinued operations	—	730	—	—	—
% of net sales	0.0%	0.4%	0.0%	0.0%	0.0%
Net income	$8,038	$6,569	$2,545	$7,834	$13,132
% of net sales	4.0%	3.7%	1.5%	4.1%	6.7%

Earnings per share, basic:
From continuing operations	$0.67	$0.50	$0.22	$0.68	$1.16
From discontinued operations	—	0.06	—	—	—
Net income	$0.67	$0.56	$0.22	$0.68	$1.16
Earnings per share, diluted:
From continuing operations	$0.66	$0.49	$0.22	$0.66	$1.12
From discontinued operations	—	0.06	—	—	—
Net income	$0.66	$0.55	$0.22	$0.66	$1.12
Dividends per share	$0.40	$0.36	$0.36	$0.36	$0.36
Weighted average common shares outstanding, diluted	12,202	11,930	11,829	11,810	11,680

OTHER DATA
Net cash flows provided by operating activities	12,350	17,479	24,524	23,435	21,917
Net cash (used for) provided by investing activities	(6,991)	21	(7,011)	(24,601)	(9,313)
Net cash used for financing activities	(8,524)	(6,827)	(6,370)	(3,519)	(6,035)
Interest expense, net	2,337	2,862	2,895	3,125	2,932
Depreciation and amortization	11,048	11,115	10,366	11,221	10,285
Engineering and product development	11,430	8,918	8,261	7,822	7,000

YEAR-END POSITIONS
Total assets	$181,064	$173,856	$166,651	$166,868	$162,459
Total liabilities	63,630	65,406	69,306	74,149	74,499
Working capital (Current assets less current liabilities)	52,788	48,247	38,963	41,438	46,310
Current ratio	2.8 to 1	2.7 to 1	2.4 to 1	2.7 to1	2.8 to1
Stockholders’ investment	117,434	108,450	97,345	92,719	87,960
Long-term debt	25,200	30,900	36,600	45,400	45,000
Book value per share	$9.67	$9.03	$8.24	$8.02	$7.70
Number of employees	1,558	1,506	1,490	1,534	1,679
Number of stockholders	386	395	402	407	434

1.	The company adopted SFAS No. 142 in 2002. Goodwill amortization was $1.5 million in fiscal years 2001 and 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 2004, 2003 and 2002

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered for performance in demanding, harsh or hazardous environments. We are known in the global industrial market by our recognized brands which include Brad Harrison®, SST™, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise extends from mechanical, electrical and electronics products to communication software products and technologies.

Woodhead operates from twenty-one locations in ten countries spanning North America, Europe and Asia/Pacific.

Sales

Our sales increased 12.7% in fiscal 2004 when compared to 2003. Sales increased year-over-year 5.2% in fiscal year 2003 but declined 10.5% in fiscal year 2002.

Total revenue for fiscal year 2004 was $201.7 million compared to $179.0 million in fiscal 2003, a 12.7% increase. Sales increased mainly due to the implementation of several sales, marketing and engineering initiatives that we initiated in early 2004 and the strengthening business climate in both the U.S. and international manufacturing markets. Also contributing to the increase were the positive effects from changes in exchange rates, which accounted for $8.9 million or 5.0 points of the increase, and an additional week of operations this fiscal year due to our statistical calendar. Partially offsetting these increases were $4.4 million of lost revenue from the divestiture of two Aero-Motive product lines and $8.5 million of lost revenue from a North American OEM account in the data communication industry. We recorded sales improvements in all regions of the world. In constant dollars, sales increased in North America, Europe and Asia by 3.8%, 12.6% and 46.3%, respectively.

Connectivity segment sales were $147.0 million in fiscal 2004 compared to $126.3 million in fiscal 2003, a 16.4% increase. Favorable exchange rates accounted for $8.9 million of the increase and we experienced solid growth in Germany, Italy, Japan and France. This growth was partially offset by the lost revenue of a North American OEM account. Connectivity sales represented 72.9% of our total sales in fiscal 2004 compared to 70.6% in fiscal 2003.

Electrical segment sales were $54.7 million in fiscal 2004 compared to $52.7 million in fiscal 2003, a 3.7% increase. This increase was mainly due to the strong performance of our U.S. Electrical business, which was partially offset by the $4.4 million of lost revenue from the divestiture of two Aero-Motive product lines. Electrical sales represented 27.1% of our total sales in fiscal 2004 compared to 29.4% in fiscal 2003.

Sales volume in 2004 compared to 2003 was also negatively impacted by slightly lower selling prices (less than 1%), which resulted from reduced prices in the United States.

Sales activity in 2003 started to show improvement from the economic conditions that affected the U.S. and international manufacturing environments beginning in 2001. Total revenues for fiscal 2003 were $179.0 million compared to $170.2 million in fiscal 2002. This increase was all in our Connectivity segment, which had sales of $126.3 million in 2003, a 12.6% increase from fiscal 2002. The increase was mainly due to favorable exchange rates (a $9.0 million gain when compared to 2002) and improved performance in our European operations, primarily in the Physical Media and DIN product lines. Connectivity sales accounted for 70.6% of total revenue in 2003 and 65.9% in 2002.

Electrical segment sales were $52.7 million in 2003, a 9.1% decrease from fiscal 2002. This decrease was mainly due to the sale of our AKAPP operation, which accounted for $5.7 million of revenue in 2002. Electrical sales accounted for 29.4% of total sales in 2003 and 34.1% in 2002.

Sales volume in 2003 compared to 2002 was also negatively impacted by slightly lower selling prices (less than 1%), which resulted from competitive market pressures.

Sales by Region

Sales to customers in the United States were $111.4 million, $107.3 million and $106.4 million in 2004, 2003 and 2002, respectively. Sales to customers outside the U.S. were $90.4 million in 2004, $71.7 million in 2003 and $63.8 million in 2002. European sales increased 26.1% in fiscal 2004 mainly due to the positive effects from changes in exchange rates and strong performance in Germany, Italy and France. Sales in 2004 to customers in Canada and the Far East increased by 14.0% and 56.9%, respectively. The increase in Canada was mainly due to the positive effects from changes in the Canadian dollar and the increase in our SST product line sales. In 2003 European sales increased 11% mainly due to the changes in the Euro exchange rate. In 2003 sales in Canada and the Far East also increased by 8% and 60%, respectively when compared to 2002.

We collected 45%, 40% and 38% of our revenue in foreign currencies during 2004, 2003 and 2002, respectively.

Backlog

The backlog of unfilled orders was $15.5 million, $16.0 million and $14.3 million at the end of 2004, 2003 and 2002, respectively. The 2004 Connectivity segment backlog as compared to the prior year was up 5.7% from $12.0 million in fiscal 2003 to $12.7 million in fiscal 2004. The Electrical segment backlog decreased from $4.0 million in fiscal 2003 to $2.8 million in fiscal 2004, a 29.4% decrease. This decrease was due to the divestiture of the Aero-Motive product line during 2004.

Gross Profit

In 2004 gross profit as a percent of sales increased to 37.7% from 36.9% in 2003. We are starting to show improvements in our gross margins as our operating efficiencies improve due to the increase in sales volume. Margin rates will continue to increase as our sourcing programs progress and our product mix improves. Partially offsetting these favorable improvements to gross margins were increases in commodity prices, reductions in selling prices (mainly in our North American operations), start-up costs associated with the Aero-Motive production move to Mexico and lower margins in the telecommunications market.

In 2003 gross profit as a percent of sales increased to 36.9% from 36.7% in 2002. This increase was mainly due to improved efficiencies and productivity improvements, particularly from the migration of production to our Juarez, Mexico facility. Also contributing to this increase in the gross profit level was a $0.7 million decrease in obsolescence expense. Partially offsetting these improvements were lower pricing, the shift in sales mix by location and lower margins in the telecommunications market.

Operating Expenses

Operating expenses as a percent of sales were 32.8% in 2004, 31.8% in 2003 and 32.0% in 2002. Operating expenses increased to $66.2 million in fiscal 2004 from $56.9 million in fiscal 2003, a 16.4% increase. Operating expenses, excluding the Aero-Motive restructuring charge, were $65.1 million in fiscal 2004 compared to $54.8 million in fiscal 2003, an 18.8% increase. The increase in operating expenses was driven by the planned growth initiatives in sales, marketing and engineering. Included in these growth initiatives was the hiring of additional experienced sales professionals in North America, a branding study to maximize the value of our brand names, the development of a new E-Catalog, the improvement of our marketing tools and programs to increase our customer awareness. Changes in exchange rates had a negative impact of $2.7 million on fiscal 2004 operating expenses and an additional week of operations due to our statistical calendar also contributed to the increase. Also contributing to the year-over-year increase was the modification of our retiree medical program. In fiscal 2004 this change resulted in a credit of $0.8 million compared to the credit of $1.5 million in fiscal 2003. The Aero-Motive restructuring program is now complete with charges in fiscal 2004 of $1.1 million compared to $2.1 million in fiscal 2003. Included in the 2004 restructuring charge was $0.4 million of pension settlement expense triggered by reduced employment levels that required us to recognize past gains and losses in our pension plan accounts.

While operating expenses as a percent of sales decreased in 2003, the actual expenses increased to $56.9 million in 2003 from $54.5 million in 2002. The dollar increase was mainly due to the $2.1 million restructuring charge for the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico. Also contributing to the increase in operating expenses in 2003 was the $2.6 million negative impact from foreign exchange rate changes and the upgrading in the sales, marketing and engineering areas. Partially offsetting these increases were the $1.5 million credit to operating expense due to the modification of our retiree medical program, the non-recurrence of a restructuring charge for $1.0 million to account for severance and related costs to eliminate approximately 10% of our salaried positions worldwide in 2002 and the elimination of AKAPP operating expenses, which were $1.8 million.

Segment Operating Income

Income from operations in our Connectivity segment decreased to $4.6 million, or 3.1% of sales, in fiscal 2004 from $5.1 million, or 4.0% of sales, in fiscal 2003. This decrease was mainly due to a shift in product mix and the increase in operating costs from our growth initiatives. Income from operations in our Electrical segment increased to $6.6 million, or 12.0% of sales, in fiscal 2004 from $4.8 million, or 9.1% of sales, in fiscal 2003. The increase in the Electrical segment operating income was the result of our efforts to improve cost efficiencies and the decrease in the Aero-Motive restructuring charge to $1.1 million in fiscal 2004 from $2.1 million in fiscal 2003. Partially offsetting this increase was the $4.4 million of lost revenue from the divestiture of two Aero-Motive product lines.

Income from operations in our Connectivity segment increased to $5.1 million, or 4.0% of sales, in 2003 from $2.9 million, or 2.6% of sales, in 2002. This increase was mainly due to higher sales and lower obsolescence expense. A shift in sales mix and the weak telecommunications market partially offset these improvements. Income from operations in our Electrical segment declined to $4.8 million, or 9.1% of sales, from $5.8 million, or 9.9% of sales, in 2002. The decrease in our Electrical segment was mainly due to the $2.1 million restructuring charge for the Aero-Motive actions in 2003 and the $0.4 million from the AKAPP divestiture.

Interest (Income) / Expense

Interest expense was $2.5 million in 2004, $3.1 million in 2003 and $3.0 million in 2002 primarily for interest paid on our long-term debt incurred in connection with the mPm and SST acquisitions in 1998. The decrease in interest expense during fiscal 2004 was due to a $4.2 million reduction in our senior guaranteed notes, which occurred on September 30, 2003. The increase in interest expense in 2003 compared to 2002 was due to $0.3 million of interest paid on a value added tax ruling in Mexico.

Other (Income) / Expense

Other (income)/expense in 2004 was ($2.3) million compared to ($2.9) million in 2003. The 2004 income consisted mainly of a $1.2 million gain on the sale of the Aero-Motive government hose reel product line and a $1.0 million gain realized from exchange rate changes, due primarily to a U.S. Dollar denominated loan that our Canadian subsidiary used to acquire the assets of SST in early 1998.

Other (income)/expense in 2003 was ($2.9) million compared to ($0.1) million in 2002. The 2003 income consisted mainly of a $2.4 million gain realized from exchange rate changes on the U.S. Dollar denominated loan, a $0.8 million gain from the sale of the Aero-Motive workstation product line and $0.2 million of expense related to an adverse value added tax ruling in Mexico.

Income from Continuing Operations

Income from continuing operations was $8.0 million, or 4.0% of net sales, in 2004, $5.8 million, or 3.3% of net sales, in 2003 and $2.5 million, or 1.5% of net sales, in 2002. The 2004 increase in income from continuing operations was mainly due to increased revenue and improved margins, which was the result of improved operating efficiencies in both our Connectivity and Electrical segments and a lower Aero-Motive restructuring charge. Also contributing to the increase was the lower effective tax rate in fiscal 2004, which was 18.4%, compared to 34.1% in fiscal 2003.

The 2003 increase in income from continuing operations when compared to 2002 was mainly due to the gain from exchange rate changes on the U.S. dollar loan that our Canadian subsidiary has outstanding, improved operating efficiencies, and the sale of the Aero-Motive workstation product line. Also contributing to the increase was the lower effective tax rate in fiscal 2003, which was 34.1%, compared to 50.3% in fiscal 2003. The increases were partially offset by the Aero-Motive restructuring charges.

Discontinued Operations

In the first fiscal quarter of 2003 we sold our AKAPP operations for $4.9 million in cash. This sale resulted in a gain of $0.7 million and was recorded as Income from Discontinued Operations. The results of operations related to AKAPP for fiscal 2003 were also recorded as Income from Discontinued Operations.

Net Income

Net income was $8.0 million, or 4.0% of net sales, in 2004, $6.6 million, or 3.7% of net sales, in 2003 and $2.5 million, or 1.5% of net sales, in 2002. The 2004 increase in net income was due to the increase in income from continuing operations, the reduced interest expense and the lower effective tax rate.

The 2003 increase in net income when compared to 2002 was due to the increase in income from continuing operations, specifically the positive exchange rate changes, improved efficiencies, the Aero-Motive product line sale and income generated from the AKAPP sale.

Our effective tax rate was 18.4% in 2004, 34.1% in 2003 and 50.3% in 2002. In 2004 the low tax rate was due to improved international operations, a change in the valuation allowance related to our French operations, higher tax credits and the utilization of capital loss carryforwards created in 2001. The 2003 income tax rate was close to the U.S. federal statutory rate. In 2002 the low level of profitability combined with certain items not deductible in Europe resulted in the high effective tax rate.

Financial Condition, Liquidity and Capital Resources

Assets

At fiscal year-end 2004 we had $16.7 million in cash and short-term investments, down from $22.5 million at the end of 2003. The decrease in our cash balance was mainly due to operating cash flow of $12.4 million, which was more than offset by $7.4 million for the purchase of property, plant and equipment, the long-term debt payment of $5.7 million and dividend payments of $4.8 million. Operating cash flow was negatively impacted by increases in our accounts receivable and inventory levels during fiscal 2004. Both accounts increased due to revenue increases and inventories were also up due to the temporary build up in inventory to facilitate the migration of Aero-Motive products to Juarez, Mexico. The change in exchange rates also increased our asset values.

Working capital in 2004 increased to $52.8 million from $48.2 million in 2003. This increase in working capital was mainly due to increased inventory and accounts receivable levels and the exchange rate effects on our foreign assets.

We continued to invest in property, plant and equipment, including new machinery, computer systems and facility improvements. Purchases of property, plant and equipment were a more normal $7.4 million in 2004 compared to $4.5 million in 2003. In 2004 we started the process of upgrading and standardizing our ERP and financial reporting systems. The project will be completed worldwide in 2006.

Our cash and short-term investments are available for strategic investments, acquisitions and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2005.

Liabilities

At fiscal year-end 2004 we had $30.9 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and the minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. Additional information on debt covenants can be found in Note 2 A of the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of our contractual obligations as of October 2, 2004 is as follows:

	Payments due by period
	Total	2005	2006- 2007	2008- 2009	After 2009
Contractual obligation
Long-term debt	$30,900	$5,700	$11,400	$7,800	$6,000
Operating leases	5,471	1,465	2,473	892	641
Unconditional purchase obligations	11,306	11,306	—	—	—
Other long-term liabilities	677	406	271	—	—

Total contractual obligations	$48,354	$18,877	$14,144	$8,692	$6,641

Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery. Other long-term liabilities represent the cost to terminate the agreement on the fair value of our cross-currency swap. The fair value of the swap is valued at the balance sheet date, October 2, 2004.

Cash Flows

Net cash flow provided by operating activities was $12.4 million in 2004, down from $17.5 million in 2003 and $24.5 million in 2002. The decrease in 2004 operating cash flow was primarily due to the increase in accounts receivable and inventory levels compared to reductions in fiscal 2003. The increase in accounts receivable was due mainly to the sales results in the fourth quarter of 2004 and the higher percentage of sales coming from Europe. The increase in inventory was due to the temporary build up in inventory to facilitate the migration of Aero-Motive products to Mexico and the impact of exchange rates on our foreign balances. Partially offsetting these increases was an increase to both accounts payable and other liabilities. The decrease in 2003 operating cash flows was due to a smaller reduction in inventory and an increase in prepaid expenses when compared to fiscal 2002. The increase in prepaid expense was due to a $2.0 million contribution to the pension plan.

In fiscal 2004 cash flows from investing activities included $7.4 million of capital additions. In fiscal 2003 cash flows from investing activities included $4.5 million of capital additions and cash received of $4.2 million from the sale of AKAPP operations.

Net cash used for financing activities in 2004, 2003 and 2002 includes the repayment of debt in the amounts of $5.7 million, $4.2 million and $4.9 million, respectively, and dividend payments to our shareholders of $4.8 million, $4.3 million and $4.2 million, respectively. In fiscal 2004 we increased our dividend per share to $0.40 from $0.36, which explains the increase in dividend payments during the fiscal year.

Financial Instruments

In our global operating activities, and in the normal course of our business, we are exposed to changes in foreign currency exchange rates that may adversely affect our results of operations and financial condition. We seek to minimize those risks through our regular operating activities and, when deemed appropriate, through the use of financial instruments. We use financial instruments to selectively hedge our foreign currency risk and do not use financial instruments for speculative purposes. Additional details on our foreign exchange exposures can be found in Note 2 B and C of the Notes to Consolidated Financial Statements.

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

REVENUE RECOGNITION—We recognize revenue upon transfer of title at the time of shipment or services provided, when all significant contractual obligations have been satisfied, the price is fixed or determinable and collection is reasonably assured. At the end of 2004 we had $1.5 million accrued for warranty costs, sales returns, sales incentives, price adjustments and other allowances based on prior claims experience and other quantitative and qualitative factors. No single customer accounted for more than 10% of revenue.

VALUATION OF LONG-LIVED ASSETS—Our long–lived assets include land, buildings, equipment, molds and dies, purchased software, goodwill and other intangible assets. Long-lived assets, other than goodwill, are depreciated over their estimated useful lives. We review long-lived assets other than goodwill for impairment to assess recoverability from future operations using undiscounted cash flows. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based upon forecasted cash flows discounted to present value. The fair value of our long-lived assets is dependent on the future performance of individual operations as well as volatility inherent in their external markets. If estimated forecasts are not met and actual cash flows or discount rate estimates change, we may have to record an impairment charge not previously recognized. We currently have $36.8 million of goodwill on our consolidated balance sheet. No impairment charges were recorded in 2004, 2003 or 2002.

ACCOUNTING FOR CONTINGENT LIABILITIES AND ENVIRONMENTAL MATTERS—We have incurred and expect to incur assessment, remediation and related costs at one of our facilities for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. We have been conducting an investigation of soil and groundwater at the site with oversight by the Michigan Department of Environmental Quality (“DEQ”). We estimate that $1.7 million of investigation and remediation expense remain to be incurred over the next 14 years. We have a reserve for such purpose. Our cost estimates are subject to uncertainty because of the extent of the contamination area, changes in remediation technology and ongoing DEQ feedback. We may incur significant additional assessment, remediation and related costs at the site and such costs could materially and adversely affect our consolidated net income for the period in which such costs are incurred.

ACCOUNTING FOR INCOME TAXES—SFAS No. 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements or tax returns.

We have on our balance sheet net deferred tax assets of $1.0 million. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could impact our financial position or the results of operations.

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

Our independent registered public accounting firm, Ernst & Young LLP, conducts annual audits of our financial statements in accordance with auditing standards generally accepted in the United States, which include the review of internal controls for the purpose of establishing audit scope, and issue an opinion on the fairness of such financial statements.

The Audit Committee, which is composed solely of independent directors, meets periodically with management and the independent registered public accounting firm to review the manner in which they are performing their responsibilities and to discuss auditing, internal accounting controls, and financial reporting matters. The independent public accountants periodically meet alone with the Audit Committee and have free access to the Audit Committee at any time.

/S/ PHILIPPE LEMAITRE
Philippe Lemaitre
Chairman, President and Chief Executive Officer

/S/ ROBERT H. FISHER
Robert H. Fisher
Vice President, Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of Woodhead Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Woodhead Industries, Inc. (a Delaware corporation) and subsidiaries as of October 2, 2004 and September 27, 2003, and the related consolidated statements of income, stockholders’ investment, comprehensive income and cash flows for each of the three years in the period ended October 2, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woodhead Industries, Inc. and subsidiaries at October 2, 2004 and September 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 2, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
November 12, 2004

Woodhead Industries, Inc.

Consolidated Balance Sheets

As of October 2, 2004 and September 27, 2003

(Amounts in thousands)

	2004	2003
ASSETS
Current assets:
Cash and short-term investments	$16,709	$22,547
Accounts receivable	35,759	31,017
Inventories	19,106	13,020
Prepaid expenses	4,948	4,816
Refundable income taxes	2,863	2,479
Deferred income taxes	3,043	3,390

TOTAL CURRENT ASSETS	82,428	77,269
Property, plant and equipment, net	58,289	60,391
Other intangible assets, net	643	706
Goodwill	36,769	32,290
Deferred income taxes	2,427	2,584
Other assets	508	616

TOTAL ASSETS	$181,064	$173,856

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$9,423	$8,343
Accrued expenses	13,245	13,586
Income taxes payable	1,272	1,393
Current portion of long-term debt	5,700	5,700

TOTAL CURRENT LIABILITIES	29,640	29,022
Long-term debt	25,200	30,900
Deferred income taxes	4,451	3,049
Other liabilities	4,339	2,435

TOTAL LIABILITIES	63,630	65,406

STOCKHOLDERS’ INVESTMENT
Common stock at par (shares issued: 12,147 in 2004 and 12,011 in 2003)	12,147	12,011
Additional paid-in capital	20,236	18,578
Deferred stock compensation	(552)	(773)
Accumulated other comprehensive income	6,602	2,832
Retained earnings	79,001	75,802

TOTAL STOCKHOLDERS’ INVESTMENT	117,434	108,450

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$181,064	$173,856

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Income

For the years ended October 2, 2004, September 27, 2003, and September 28, 2002

(Amounts in thousands, except per share data)

	2004	2003	2002
Net sales	$201,735	$179,038	$170,179
Cost of sales	125,665	112,991	107,770

Gross profit	76,070	66,047	62,409
Operating expenses:
Engineering and product development	11,430	8,918	8,261
Marketing and sales	30,003	25,528	25,695
General and administrative	23,655	20,344	19,495
Restructuring and other charges	1,093	2,065	1,015

Income from operations	9,889	9,192	7,943
Interest expense	2,519	3,084	3,036
Interest income	(182)	(222)	(141)
Other (income) expense, net	(2,304)	(2,901)	(75)

Income before income taxes	9,856	9,231	5,123
Provision for income taxes	1,818	3,392	2,578

Income from continuing operations	$8,038	$5,839	$2,545

Discontinued Operations
Income from discontinued AKAPP operations (Including gain on disposal $725)	—	733	—
Income tax expense	—	3	—

Income from discontinued operations	—	730	—

Net Income	$8,038	$6,569	$2,545

Earnings per share, basic
From continuing operations	$0.67	$0.50	$0.22
From discontinued operations	$—	$0.06	$—

Net income	$0.67	$0.56	$0.22

Earnings per share, diluted
From continuing operations	$0.66	$0.49	$0.22
From discontinued operations	$—	$0.06	$—

Net income	$0.66	$0.55	$0.22

Weighted average number of shares outstanding
Basic	11,989	11,812	11,668
Diluted	12,202	11,930	11,829

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Cash Flows

For the years ended October 2, 2004, September 27, 2003, and September 28, 2002

(Amounts in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the year	$8,038	$6,569	$2,545
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,048	11,115	10,366
Pension adjustment to other comprehensive income	(230)	—	—
Income from discontinued operations	—	(730)	—
Tax benefit from employee stock options	239	200	218
Deferred tax expense	589	1,432	1,631
(Increase) Decrease in:
Accounts receivable	(3,392)	583	1,230
Inventories	(5,623)	2,347	9,394
Prepaid expenses	74	(1,970)	(87)
Other assets	24	(200)	586
(Decrease) Increase in:
Accounts payable	847	(1,043)	(738)
Accrued expenses	(746)	488	(1,105)
Income taxes payable	(277)	(511)	(255)
Other liabilities	1,759	(801)	739

Net cash flows provided by operating activities	12,350	17,479	24,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,423)	(4,506)	(7,167)
Dispositions of property, plant and equipment	432	340	156
Cash from sale of AKAPP operations (less cash sold)	—	4,187	—

Net cash (used) provided for investing activities	(6,991)	21	(7,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in long-term debt	(5,700)	(4,200)	(4,879)
Sales of stock	2,015	1,652	2,711
Dividend payments	(4,839)	(4,279)	(4,202)

Net cash used for financing activities	(8,524)	(6,827)	(6,370)

EFFECT OF EXCHANGE RATES	(2,673)	(1,278)	(2,147)

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS	(5,838)	9,395	8,996
Cash and short-term investments at beginning of year	22,547	13,152	4,156

Cash and short-term investments at end of year	$16,709	$22,547	$13,152

SUPPLEMENTAL CASH FLOW DATA
Cash paid during the year for:
Interest	$2,456	$2,735	$3,117
Income taxes	$1,849	$2,415	$1,434

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Comprehensive Income

For the years ended October 2, 2004, September 27, 2003, and September 28, 2002

(Amounts in thousands)

	2004	2003	2002
Net Income	$8,038	$6,569	$2,545
Other comprehensive income:
Accumulated foreign currency translation adjustment	4,058	7,069	3,937
Unrealized (loss) gain on cash flow hedging instrument	(58)	(687)	68
Minimum pension liability adjustment	(354)	1,178	(1,088)
Income tax benefit related to other comprehensive income	124	(436)	436

Comprehensive income, net of tax	$11,808	$13,693	$5,898

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Stockholders’ Investment

For the years ended October 2, 2004, September 27, 2003, and September 28, 2002

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Investment
Balance September 29, 2001	11,568	13,979	(352)	(7,645)	75,169	92,719

Net income for the year	—	—	—	—	2,545	2,545
Translation adjustment	—	—	—	3,937	—	3,937
Unrealized gain on cash flow hedging instrument	—	—	—	68	—	68
Minimum pension liability adjustment, net of tax	—	—	—	(652)	—	(652)
Cash dividends, $0.36 per share	—	—	—	—	(4,202)	(4,202)
Stock option plans	249	2,547	134	—	—	2,930

Balance September 28, 2002	$11,817	$16,526	$(218)	$(4,292)	$73,512	$97,345

Net income for the year	—	—	—	—	6,569	6,569
Translation adjustment	—	—	—	7,069	—	7,069
Unrealized loss on cash flow hedging instrument	—	—	—	(687)	—	(687)
Minimum pension liability adjustment, net of tax	—	—	—	742	—	742
Cash dividends, $0.36 per share	—	—	—	—	(4,279)	(4,279)
Stock option plans	194	2,052	(555)	—	—	1,691

Balance September 27, 2003	$12,011	$18,578	$(773)	$2,832	$75,802	$108,450

Net income for the year	—	—	—	—	8,038	8,038
Translation adjustment	—	—	—	4,058	—	4,058
Unrealized loss on cash flow hedging instrument	—	—	—	(58)	—	(58)
Minimum pension liability adjustment, net of tax	—	—	—	(230)	—	(230)
Cash dividends, $0.40 per share	—	—	—	—	(4,839)	(4,839)
Stock option plans	136	1,658	221	—	—	2,015

Balance October 2, 2004	$12,147	$20,236	$(552)	$6,602	$79,001	$117,434

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

We follow the practice of ending our fiscal year on the Saturday closest to September 30, which resulted in a 53-week period in the year 2004 and 52-week periods in years 2003 and 2002.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

B.	CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments include cash and items almost as liquid as cash, such as certificates of deposit and time deposits, with maturity periods of three months or less when purchased.

C.	ACCOUNTS RECEIVABLE

We make judgments as to collectibility of accounts receivable based on historical trends and future expectations. Management estimates an allowance for sales returns and doubtful accounts, which represents the collectibility of trade accounts receivable. These allowances adjust gross trade accounts receivable down to net realizable value. To determine the allowance for sales returns, management uses historical trends to estimate future period product returns. To determine the allowance for doubtful accounts, management reviews specific customers and our accounts receivable aging report. Accounts receivable balances are determined to be delinquent when the amount is past due based on payment terms with the customer.

D.	INVENTORIES

We value our inventories at the lower of cost or market value, and adjust their values for reserves. Cost is determined using the first-in first-out (FIFO) method, or the last-in first-out (LIFO) method. The LIFO method of inventory valuation is used by two of our three U.S. subsidiaries and this method was chosen to better match current cost and revenue.

E.	LONG-LIVED ASSETS

Long-lived assets include:

Property, plant and equipment – These assets are recorded at original cost and increased by the cost of significant improvements after purchase. We depreciate the cost evenly over the assets’ estimated useful lives, using the straight-line method.

Maintenance and repairs are charged to expense as incurred. We remove the cost of property retired or otherwise disposed of from the property accounts, accumulated depreciation from the related reserves, and reflect the net gain or loss in income.

Other intangible assets – When accounting for acquisitions under the purchase method of accounting, we allocate the purchase price to the fair values of tangible and intangible assets. Intangible assets include trade names and non-compete agreements. Intangible assets are amortized over periods ranging from 3 to 15 years.

Goodwill – Goodwill represents the difference between the purchase price of an acquired business and the fair value of the assets, when accounted for under the purchase method of accounting. Goodwill is not amortized as part of operating expense, but instead is reviewed for impairment. If impairment exists the goodwill is written down and charged to operating expenses only in any period in which the recorded value of goodwill and certain intangibles exceeds this fair value.

We have completed comprehensive studies of the fair value of goodwill. We found that the fair values of our reporting units’ net assets exceed their carrying values. Consequently, we concluded that there was no impairment of goodwill. We will continue to assess the fair values of our reporting units. If in the future the carrying values of our reporting unit net assets exceed their fair values, we will charge goodwill impairment to operating expense in the period in which the goodwill impairment becomes evident.

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

Most of our international operations maintain their records in their local currencies, which are also their functional currencies. We translate assets and liabilities to their U.S. Dollar equivalents at rates in effect at the balance sheet date and record translation adjustments in Other Comprehensive Income included in Stockholders’ Investment. We translate Statement of Income accounts at average rates for the period. We translate the financial statements of our Mexican operation, whose functional currency is the U.S. Dollar, using both the current and historic exchange rates and record translation adjustments in Other Expenses.

G.	STOCK-BASED COMPENSATION

We grant options to our directors, officers and key employees. The exercise price of the stock options granted equals the market price on the date of grant. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, we elected to account for our stock-based compensation under Accounting Principles Board Opinion (APB) No. 25: Accounting for Stock Issued to Employees. We do not record expenses related to stock option grants.

We adopted the disclosure-only provisions of SFAS No. 123: Accounting for Stock-Based Compensation. The following table summarizes results as if we had recorded compensation expense for the 2004, 2003 and 2002 option grants:

	2004	2003	2002
Net Income:
As reported	$8,038	$6,569	$2,545
Pro forma	6,157	5,430	1,943
Basic earnings per share
As reported	$0.67	$0.56	$0.22
Pro forma	0.51	0.46	0.17
Diluted earnings per share
As reported	$0.66	$0.55	$0.22
Pro forma	0.51	0.45	0.17

The pro forma effect of stock option grants on results of operations may not be representative of the pro forma effect on results of operations for future years.

H.	REVENUE RECOGNITION

We recognize revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. We sell our products to stocking distributors, system integrators, as well as directly to OEM customers. We provide for warranty costs, sales returns, sales incentives, price adjustments and other allowances at the time of shipment, based on prior claims experience and other quantitative and qualitative factors.

We have no post shipment obligations such as installation, training or customer acceptance. Most products are shipped F.O.B. shipping point; the risks and rewards of ownership pass to the buyer at that time. Our return policies allow only for catalog items to be returned based on factory approval and our financial statements include a return reserve (estimates are based on historic performance), which reduces period net sales.

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

We expense advertising and promotional costs in the period incurred. Advertising expenses were $2.2 million in 2004, $1.8 million in 2003 and $1.9 million in 2002.

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

In November 2002 the FASB issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the requirements of FIN 45 and made the appropriate disclosures in the Financial Statements and Notes included in this Form 10-K. We believe that the amount of our warranty settlements and reserve are not material and are not therefore included as a disclosure to these financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. We have adopted the expanded disclosure requirements of SFAS No. 148.

In January 2003 we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated.

In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any variable interest entities that require consolidation under FIN 46.

In December 2003 the FASB issued revised SFAS No. 132. This statement revises employers’ disclosures about pension plans and other post retirement benefit plans. Revised SFAS No. 132 generally does not change the measurement or recognition standards for how employers account for pension and other post retirement benefits under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Revised SFAS No. 132 retains the disclosure requirements contained in original SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. Revised SFAS No. 132 now requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

2.	FINANCIAL INSTRUMENTS

A.	LONG-TERM DEBT

In September 1998 we issued $45.0 million of Senior Guaranteed Notes to refinance bank borrowings related to the acquisitions of SST and mPm. Long-term debt at the balance sheet dates consisted of the following:

	2004	2003
6.64% Notes, Due September 30th, annually, 2002 – 2008	$13,200	$17,400
6.81% Notes, Due September 30th, annually, 2004 – 2013	12,000	13,500

Total long-term debt	$25,200	$30,900

Current portion not included above	$5,700	$5,700

Long-term debt outstanding, including the current portion, at October 2, 2004 matures as follows:

Fiscal Year	Amounts Maturing
2005	$5,700
2006	5,700
2007	5,700
2008	6,300
2009	1,500
After 2009	$6,000

On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and the minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0.

Included in our financial statements is a 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries. We are in compliance with all provisions of our credit agreement. At October 2, 2004 and September 27, 2003 we had no short-term borrowings.

B.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table describes the values to be exchanged over the next two years relating to the Euro swap:

	U.S. Dollars
Maturity	Amortizing Amount	Outstanding Notional Amount
09/30/05	$3,000	$5,000
09/30/06	$2,000	$0

	Euros
Maturity	Amortizing Amount	Outstanding Notional Amount
09/30/05	€2,752	€4,586
09/30/06	€1,834	€0

We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement. The fair value of the swap at October 2, 2004 and September 27, 2003 was recorded as a $0.7 million and $0.3 million liability, respectively.

C.	FAIR VALUE

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

We reduce our accounts receivable balance to account for reserves for doubtful accounts, sales returns, warranties and allowances. The table below shows the activity in our accounts receivable reserves during the fiscal years:

	2004	2003	2002
Beginning balance	$1,287	$1,250	$1,844
Charged to costs and expenses	382	189	20
Write-offs	(191)	(240)	(180)
Price adjustments charged to net sales	53	88	(434)

Ending balance	$1,531	$1,287	$1,250

4.	INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	2004	2003
Inventories valued using FIFO	$10,969	$8,463

Inventories valued using LIFO:
At FIFO cost	10,678	7,636
Less: Reserve to reduce to LIFO	(2,541)	(3,079)

LIFO Inventories	8,137	4,557

Total Inventories	$19,106	$13,020

Inventory composition using FIFO
Raw Materials	$12,066	$8,978
Work-in-process and finished goods	9,581	7,121

Total Inventories at FIFO	$21,647	$16,099

The use of LIFO for inventory valuation was chosen in 1979 to better match current cost and revenue. The LIFO method of inventory valuation is used by two of our three U.S. subsidiaries. The one U.S. subsidiary not utilizing LIFO was acquired in 1990 and is a higher technology business in which the inventory (approximately 6% of total inventory) declines in value over time. LIFO is not utilized in our foreign operations as this method is not accepted by foreign countries for tax purposes and the cost of maintaining two inventory systems is cost prohibitive to us.

In 2004 inventory levels increased compared to fiscal 2003. This increase was mainly due to high sales volumes and the temporary build up of inventory to facilitate the integration of the Aero-Motive production in our Juarez, Mexico facility.

In 2003 inventory levels continued to reduce. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases. The effect of this liquidation was to increase net income by $0.4 million.

Had we used the FIFO method for all inventories, net income would have been $0.4 million lower in fiscal years 2004 and 2003 and $0.6 million lower in 2002.

5.	PROPERTY, PLANT AND EQUIPMENT

Net property (PP&E) at the balance sheet dates was as follows:

Asset Description	2004	2003
Land	$4,228	$4,228
Buildings and improvements	27,901	27,102
Machinery and equipment	39,929	38,289
Dies and molds	24,691	23,901
Software technology	38,084	35,756
Furniture and office equipment	18,595	18,175

Total PP&E, at cost	153,428	147,451
Less: Accumulated depreciation	(95,139)	(87,060)

PP&E, net	$58,289	$60,391

Depreciation expense was $10.9 million, $11.1 million and $10.2 million for fiscal years 2004, 2003 and 2002, respectively.

The carrying values of fixed assets are impacted by fluctuations in foreign exchange rates. We depreciate fixed assets using the straight-line method over the following periods:

Asset Description	Asset Life
Buildings and improvements	20 to 40 years
Machinery and equipment	3 to 12 years
Dies and molds	4 to 5 years
Software technology	9 years
Furniture and office equipment	3 to 10 years

In the fourth quarter of fiscal year 1998 we acquired the business and certain assets of SST, including software technology, and in the second quarter of fiscal year 2001 we acquired the business and certain assets of applicom International, including software technology. We depreciate the capitalized software over a period of nine years, which we believe is appropriate for these types of industrial software. Net software at the balance sheet dates was as follows:

	2004	2003
Software technology	$38,084	$35,756
Accumulated depreciation	(24,355)	(18,719)

Net software technology	$13,729	$17,037

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill relates to our Connectivity Segment. Goodwill at the balance sheet dates was:

	2004	2003
Goodwill	$43,901	$38,490
Accumulated amortization	(7,132)	(6,200)

Goodwill, net	$36,769	$32,290

The following is a summary of changes in the carrying value of goodwill at the balance sheet dates:

	2004	2003
Beginning balance	$32,290	$28,757
Sale of AKAPP operations	—	(890)
Effect of changes in exchange rates	2,465	4,423
Purchase accounting adjustment	2,014	—

Ending balance	$36,769	$32,290

Other intangible assets at the balance sheet dates were:

	2004	2003
Other intangible assets	$1,419	$1,313
Accumulated amortization	(776)	(607)

Other intangible assets, net	$643	$706

The following table shows the future amortization expense for intangible assets as of October 2, 2004:

Fiscal Year	Estimated Amortization
2005	$57
2006	57
2007	57
2008	57
2009	57
after 2009	$358

7.	ACCRUED EXPENSES

Accrued expenses at the balance sheet dates were as follows:

	2004	2003
Payroll	$3,971	$4,341
Commissions	1,412	875
Taxes	1,290	837
Pension and profit sharing	971	2,633
Environmental	452	452
Insurance	814	402
All other	4,335	4,046

Total accrued expenses	$13,245	$13,586

8.	LEASE COMMITMENTS

We lease properties for use in our operations. In addition to rent, the leases require us to pay directly for taxes, insurance, maintenance and other operating expenses, or to pay higher rent when operating expenses increase. Total lease expenses were $1.4 million for fiscal 2004 and $1.0 million for both fiscal 2003 and fiscal 2002. The following table shows future minimum lease commitments under non-cancelable lease-terms in excess of one year as of October 2, 2004:

Fiscal Year	Lease Commitments
2005	$1,465
2006	1,304
2007	1,169
2008	584
2009	308
after 2009	641

9.	CAPITAL STOCK

A.	COMMON AND PREFERRED STOCK

Our total authorized stock is 40.0 million shares, consisting of 10.0 million shares of preferred stock, par value $0.01 per share, and 30.0 million shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12.1 million and 12.0 million on October 2, 2004 and September 27, 2003, respectively.

In May 1996 we adopted a new shareholder rights plan, effective upon termination of the previous rights plan, and declared a dividend distribution of one preferred stock purchase right (“Right”) for each share of common stock outstanding. Each Right represents the right to purchase, if and when the Rights are exercisable, a unit consisting of one one-thousandth of a share (“Unit”) of Series A Junior Participating Preferred Stock at a purchase price of $65 per unit, subject to adjustment. The exercise price and the number of shares issuable upon the exercise of the Rights are subject to adjustment in certain cases to prevent dilution. The Rights are evidenced by the common stock certificates and are not exercisable or transferable apart from the common stock, until ten days after a person (i) acquires 15% or more of the common stock, or (ii) commences a tender offer, which would result in the ownership of 15% or more of the common stock, or the Board of Directors determines that any person has become an Adverse Person, as that term is defined in the plan. In the event any person becomes the beneficial owner of 15% or more of common stock or the Board of Directors declares a person an Adverse Person, each of the Rights (other than Rights held by the party triggering the Rights and certain transferees which are voided) becomes a discount right, entitling the holder to acquire common stock having a value equal to twice the Right’s exercise price. In the event the Company is acquired in a merger or other business combination transaction (including one in which the Company is the surviving corporation), each Right will entitle its holder to purchase, at the then current exercise price of the Right, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the Right. The Rights do not have any voting rights and are redeemable, at the option of the Company, at a price of $0.01 per Right at any time until ten days after a person acquires beneficial ownership of at least 15% of the common stock. The Rights expire on May 29, 2006. So long as the Rights are not separately transferable, the Company will issue one Right with each new share of common stock issued.

B.	STOCK OPTION PLANS

We may grant stock options to directors, officers and key employees, under our stock option plans, at a price not less than the market value at the date of grant. Options issued to directors are exercisable 6 months after the grant date, and expire 10 years (5 years for pre-2002 grants) after the grant date.

Options granted to employees in October 2003 were originally to vest in equal increments over the first three anniversary dates of the grant and expire 10 years after the grant date. In September 2004 we accelerated the vesting of the 2003 option awards. As these option awards were out of the money, no compensation expense was recorded. As a result of the acceleration, all of these options vested on the first anniversary date of the grant. Additionally, in September 2004 we granted options to employees that normally would have been granted six weeks later during fiscal 2005. These options are exercisable one year after the grant date and expire 10 years after the grant date. Consequently, there will be no regular grant of stock options for employees in fiscal 2005. All of these actions were taken to reduce, or eliminate to the extent permitted, the transition expenses related to outstanding stock option awards under SFAS No. 123R, as then proposed. Portions of options issued to employees in fiscal years 2003 and 2002 are exercisable one, two and three years after the grant date and expire 10 years after the grant date. Options issued to employees before fiscal year 2001 were exercisable one year after the grant date and expire 10 years after the grant date. All granted options are subject to continuous employment and certain other conditions.

Options Outstanding

Range of Exercise Prices	Number Outstanding at 10/2/2004	Weighted Average Remaining Contractual Life, in years	Weighted Average Exercise Price
$5 – $10	5	0.1	$9.33
10 – 15	1,185	7.2	12.45
15 – 20	615	7.4	16.28
over $20	265	4.3	20.50

	2,070	6.9	$14.61

Options Exercisable

Range of Exercise Prices	Number Outstanding at 10/2/04	Weighted Average Remaining Contractual Life, in years	Accumulated Weighted Average Exercise Price
$5 – $10	5	0.1	$9.33
10 – 15	500	7.2	12.77
15 – 20	249	7.4	16.07
Over $20	265	4.3	20.50

	1,019	6.9	$15.57

The following table summarizes the activity for the plans:

	Shares Available for Grant	Under Option
		Number of Shares	Weighted Average Exercise Price
Balance September 29, 2001	260	1,268	$14.23

Authorized	1,500	—	—
Grant	(394)	394	15.18
Exercised	—	(276)	9.37
Forfeited	119	(119)	17.52

Balance September 28, 2002	1,485	1,267	15.29

Grant	(572)	572	10.74
Exercised	130	(130)	10.53
Expired	14	(14)	20.38
Forfeited	37	(37)	13.17

Balance September 27, 2003	1,094	1,658	14.07

Grant	(689)	689	15.25
Exercised	139	(139)	11.11
Forfeited	138	(138)	14.77

Balance October 2, 2004	682	2,070	$14.61

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends, and used the following assumptions:

	2004	2003	2002
Expected dividend yield	2.6%	3.5%	2.4%
Risk-free interest rate	4.1%	4.0%	3.7%
Expected stock price volatility	50.2%	47.7%	40.7%
Expected term until exercise, in years	8.0	8.0	7.9

Weighted fair value per share	$6.79	$4.13	$5.73
Total value of options granted	$4,675	$2,360	$1,916

10.	COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gains on Cash Flow Hedging Instrument	Minimum Pension Liability, Net of Taxes	Comprehensive (Income) Loss
Balance September 29, 2001	$(8,099)	544	(90)	$(7,645)
Other Comprehensive Income	3,937	68	(652)	3,353

Balance September 28, 2002	(4,162)	612	(742)	(4,292)
Other Comprehensive Income	7,069	(687)	742	7,124

Balance September 27, 2003	2,907	(75)	—	2,832
Other Comprehensive Income	4,058	(58)	(230)	3,770

Balance October 2, 2004	$6,965	(133)	(230)	$6,602

11.	EARNINGS PER SHARE

The reconciliation between basic and diluted earnings per share is as follows:

	2004	2003	2002
Income from continuing operations	$8,038	$5,839	$2,545
Income from discontinued operations	—	730	—

Net income	$8,038	$6,569	$2,545
Earnings per share, basic
From continuing operations	$0.67	$0.50	$0.22
From discontinued operations	—	0.06	—

As reported	$0.67	$0.56	$0.22

Earnings per share, diluted
From continuing operations	$0.66	$0.49	$0.22
From discontinued operations	—	0.06	—

As reported	$0.66	$0.55	$0.22

Weighted-average number of shares outstanding	11,989	11,812	11,668
Dilutive common stock options	213	118	161

Weighted-average number of shares outstanding plus dilutive common stock options	12,202	11,930	11,829

Outstanding common stock options having no dilutive effect	773	937	336

12.	RESEARCH AND DEVELOPMENT

Innovation by our research and development operations is very important to the growth of our businesses. Our goal is to discover, develop and bring to market innovative products that address new needs. In addition to Research and Development, our Statement of Income caption Engineering and Product Development includes expenses for engineers, designers and drafters to enhance existing products.

Research and development expenses were $6.3 million in 2004, $5.5 million in 2003 and $4.2 million in 2002.

13.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

Our operating segments are based on the organization of business groups comprised of similar products and services. Revenues in our Industrial Communications and Connectivity Products Segment (Connectivity Segment) are primarily derived from sales of system components to devices in open networks for automated manufacturing and distribution applications. Revenues in our Electrical Safety & Industrial Segment (Electrical Segment) are primarily derived from sales of specialized products to support enhanced safety and productivity on the factory floor.

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

A.	SEGMENT INFORMATION

	Net Sales
	2004	2003	2002
Connectivity	$147,036	$126,315	$112,171
Electrical	54,699	52,723	58,008

Consolidated	$201,735	$179,038	$170,179

	Income from Operations
	2004	2003	2002
Connectivity	$4,575	$5,098	$2,901
Electrical	6,551	4,772	5,769
Corporate & other	(1,237)	(678)	(727)

Consolidated	$9,889	$9,192	$7,943

Reconciliation of Income from Operations to Net Income

	2004	2003	2002
Income from operations	$9,889	$9,192	$7,943
Interest expense, net	(2,337)	(2,862)	(2,895)
Other income, net	2,304	2,901	75
Income taxes	(1,818)	(3,392)	(2,578)

Income from continuing operations	8,038	5,839	2,545

Discontinued operations
Income from discontinued operations (including gain on disposal of $725)	—	733	—
Income tax expense	—	(3)	—

Income from discontinued operations	—	730	—

Consolidated net income	$8,038	$6,569	$2,545

	Total Assets
	2004	2003
Connectivity	$138,571	$125,167
Electrical	29,967	24,590
Corporate & other	12,526	24,099

Consolidated	$181,064	$173,856

	Depreciation and Amortization
	2004	2003	2002
Connectivity	$9,431	$8,163	$7,671
Electrical	1,476	2,782	2,465
Corporate & other	141	170	230

Consolidated	$11,048	$11,115	$10,366

	Additions to Long-lived Assets
	2004	2003
Connectivity	$4,322	$3,029
Electrical	2,905	1,425
Corporate & other	196	52

Consolidated	$7,423	$4,506

B.	GEOGRAPHIC DATA

	Net Sales
	2004	2003	2002
United States	$111,354	$107,309	$106,355
All other countries	90,381	71,729	63,824

Consolidated	$201,735	$179,038	$170,179

	Total Assets
	2004	2003
United States	$48,312	$56,693
Italy	35,703	32,739
France	24,112	20,633
Mexico	22,444	19,275
Canada	22,203	24,182
All other countries	28,290	20,334

Consolidated	$181,064	$173,856

14.	TAXES

Income before income taxes consisted of the following:

	2004	2003	2002
United States	$2,324	$6,434	$4,712
International	7,532	3,530	411

Total income before taxes	$9,856	$9,964	$5,123

The provision for income taxes consisted of the following:

	2004	2003	2002
U.S. federal income tax	$456	$1,471	$732
State income taxes	108	75	198
International income taxes	1,254	1,849	1,648

Total provision for taxes on income	1,818	3,395	$2,578

Current provision	1,229	1,963	947
Deferred provision	589	1,432	1,631

Total provision for taxes on income	$1,818	$3,395	$2,578

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

	2004	2003
Deferred tax assets:
Accounts receivable reserves	$382	$306
Inventory reserves	1,129	879
Employee benefit reserves	1,291	1,360
Environmental reserves	428	459
Other reserves	1,082	1,319
Write-off of purchased research and development	1,700	1,395
Software amortization	1,229	1,008
Write-off of impaired long-lived assets	510	635
Investment impairment loss	30	439
Loss carryforwards	4,571	3,658
Other, net	418	316
Less: Valuation allowance	(929)	(1,389)

Total deferred tax assets	11,841	10,385

Less: Deferred tax liabilities
Accelerated depreciation and amortization	9,486	6,590
Prepaid pension	631	659
Other, net	705	211

Total deferred tax liabilities	10,822	7,460

Net deferred tax assets	$1,019	$2,925

At October 2, 2004 we have federal, state and foreign net operating loss carryforwards of $22.0 million for income tax purposes that expire in fiscal years 2006 through 2009. In addition, we have foreign net operating loss carryforwards of $1.8 million with an indefinite carryforward period. For financial reporting purposes, we recorded a valuation allowance of $0.8 million to offset some of the deferred tax assets related to those carryforwards that may expire unused.

In performing our updated analysis of the reasonability of our deferred tax assets, we considered current and forecasted operating results and available tax planning strategies. During the year ended October 2, 2004, legislation was enacted in France, which extended the net operating loss carryforward period from five years to an indefinite period. In light of this new information, and after considering all available evidence, both positive and negative, we concluded a valuation allowance was no longer required for our net operating loss carryforward deferred tax asset in France, resulting in $0.5 million of tax benefit being recognized during the year ended October 4, 2004.

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	0.7%	0.5%	2.6%
Effect of international operations	(2.8)%	3.7%	0.5%
Tax effect of capital gain not recorded	(4.1)%	(2.4)%	—
Benefit of partial exclusion of capital gain income	(2.8)%	(5.0)%	—
Research credits	(2.4)%	(2.6)%	(1.6)%
Effect of tax rate changes on existing deferred balances	(1.9)%	(0.6)%	—
Change in valuation allowance	(3.2)%	2.8%	9.8%
Other, net	(0.1)%	2.7%	4.0%

Effective tax rate	18.4%	34.1%	50.3%

Undistributed earnings of our foreign subsidiaries amounted to approximately $19.2 million at October 2, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income tax (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.0 million would be payable upon remittance of all previously unremitted earnings at October 2, 2004.

15.	BENEFIT PLANS

We have defined contribution, defined benefit and government mandated plans covering eligible non-bargaining unit employees.

The annual profit-sharing contributions, which are the lesser of (i) a percentage of income defined in the plans, or (ii) 15% of the aggregate compensation paid to participants during the year, were $0.6 million, $0.6 million and $0.7 million in 2004, 2003 and 2002, respectively.

We make matching contributions of 50% of employees’ contributions, up to 4% of compensation, to a 401(k) plan. Matching contributions were $0.3 million in 2004, 2003 and 2002.

Pension benefits are fully vested after five years and are based upon years of service and highest five-year average compensation. It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Income Security Act of 1974. We contributed an additional $0.9 million and $2.0 million in 2004 and 2003, respectively, to improve the funded status of our plan. Our total pension expense for company-sponsored qualified plans was $1.0 million, $0.4 million, and $0.4 million in 2004, 2003 and 2002, respectively. The 2004 pension expense of $1.0 million included $0.4 million of pension settlement expense triggered by reduced employment levels that required us to recognize past gains and losses in our pension accounts. This $0.4 million settlement expense is included in the Aero-Motive restructuring charge.

In 1990 we adopted a supplemental retirement benefit plan for certain key executive officers which will provide supplemental payments upon retirement, disability or death. The obligations are not funded apart from our general assets. We charged $0.2 million in 2004, 2003 and 2002 to expense under the plan.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $1.8 million, $1.6 million and $0, respectively in 2004; $1.1 million, $1.0 million and $0, respectively in 2003; and $8.0 million, $6.5 million and $4.8, respectively, in 2002.

The components of net periodic pension cost for the non-union plans were:

	2004	2003	2002
Service cost-benefits earned during the year	$600	$496	$486
Interest cost on projected benefit obligation	595	508	572
Expected return on plan assets	(610)	(486)	(551)
Amortization of prior service cost	27	27	31
Amortization of transitional asset	1	1	1
Recognized actuarial loss	196	50	3
Additional loss recognized due to settlement	430	—	—

Periodic pension cost, net	$1,239	$596	$542

The measurement date used to determine pension and other postretirement benefits was September 30, 2004. We used the following assumptions in accounting for the pension plans:

	2004	2003	2002
Discount rate	5.8%	6.3%	6.8%
Rate of increase in compensation levels	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The following table reconciles the plans’ funded status and the amount recorded on our consolidated balance sheets for our non-union plans:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$9,048	$7,962
Service cost	600	496
Interest cost	595	508
Benefits paid	(1,559)	(684)
Settlement payments	1,304	—
Actuarial loss	425	766

Benefit obligation at end of year	10,413	9,048

Change in plan assets:
Fair value of plan assets at beginning of year	7,059	4,841
Actual return on plan assets	(493)	703
Employer contributions	945	2,199
Benefits paid	(1,559)	(684)
Settlement payments	1,304	—

Fair value of plan assets at end of year	7,256	7,059

Reconciliation of funded status:
Underfunded status	3,157	1,989
Unrecognized actuarial loss	(3,590)	(2,689)
Unrecognized transition obligation	(3)	(4)
Unrecognized prior service cost	(165)	(191)

Prepaid pension cost included in the consolidated balance sheets	$(601)	$(895)

Amounts recorded on the consolidated balance sheets were:

	2004	2003
Prepaid benefit cost	$(1,783)	$(895)
Accrued benefit liability	1,646	—
Intangible asset	(110)	—
Accumulated other comprehensive income	(354)	—

Prepaid pension cost included in the consolidated balance sheets	$(601)	$(895)

Our investment policies employ an approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. Equity investments are diversified across domestic and international stocks, as well as growth, value and small to large capitalizations. Fixed income investments have an average duration of three to seven years. Investment and market risks are measured and monitored on an ongoing basis through regular portfolio reviews, annual liability measurements and periodic asset/liability studies. We rebalance asset allocations as appropriate in order to stay within a targeted range of allocation for each asset category. Investment in certain derivatives is permitted.

The plan asset targeted and actual allocations by category were:

	Targeted 2004	2004	2003
Domestic equities	30% – 75%	41%	27%
International equities	5% – 25%	17%	18%
Fixed income	10% – 65%	30%	44%
Cash		12%	11%

Total		100%	100%

The expected return on plan assets is based on our expectation of the long-term average rate of return of the capital markets in which the plan invests. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.

We expect to contribute $0.4 million to the non-union plans in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Payment
2005	$670
2006	329
2007	346
2008	392
2009	428
2010 – 2014	$2,659

Although we have the right to improve, change or terminate the plans, they are intended to be permanent.

Most of our union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. For such plans, we contributed and charged to expense $0.2 million in 2004, 2003 and 2002. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of man-hours worked. Information from the union plans’ administrators is not available to permit us to determine our share of unfunded vested benefits.

We provide an optional retiree medical program to a majority of our U.S. salaried and non-union retirees. Beginning in April 2003, the plan was modified to require participants to fund the total cost of the retiree medical program. At September 28, 2002 we had an accrued postretirement benefit cost, which was included in our consolidated balance sheet in the amount of $2.3 million. At December 27, 2003 we had no liability for any of these postretirement benefit costs and the reduction of the $2.3 million liability was amortized over the period from April 1, 2003 to December 27, 2003.

These postretirement benefits are unfunded. Cost components of these postretirement benefits, principally health care, were:

	2004	2003	2002
Service cost	$(1,497)	$67	$121
Interest cost	—	166	256
Amortization of transition obligation	—	(2,895)	38
Recognized actuarial loss	719	1,493	77

Total Cost	$(778)	$(1,169)	$492

The funded status of these benefits on the balance sheet dates was as follows:

	2004	2003
Actuarial present value of benefit obligation:
Retirees	$—	$40
Eligible active employees	—	—
Other active employees	—	—

Accumulated postretirement benefit obligation	—	40

Fair value of plan assets at end of year	—	—

Underfunded status	—	40
Unrecognized transition obligation	—	—
Unrecognized prior service cost	—	1,457
Unrecognized actuarial loss	—	(719)

Accrued postretirement benefit cost included in the consolidated balance sheets	$—	$778

We used the following assumptions in accounting for these plans:

Participants aged under 65:

	2004	2003	2002
Discount rate	N/A	6.3%	6.8%
Health care trend rate in first year	N/A	N/A	10.0%
Gradually declining to a trend rate of	N/A	N/A	6.0%
in the year	N/A	N/A	2006

Participants aged 65 and over:

	2004	2003	2002
Discount rate	N/A	6.3%	6.8%
Health care trend rate in first year	N/A	N/A	10.0%
Gradually declining to a trend rate of	N/A	N/A	6.0%
in the year	N/A	N/A	2006

A one-percentage point increase in the assumed health care trend would have the following effects on:

	2004	2003	2002
Aggregate of service and interest cost	—	$38	$90
Accumulated postretirement obligation	—	—	$1,016

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary disposition resolving the claims in favor of the insurers. We have filed an appeal to the U.S. Court of Appeals for the Sixth Circuit.

We have a reserve for the $1.7 million of investigation and remediation expenses we have estimated to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

We indemnify certain customers with regard to product liability. We have insurance policies to cover this exposure, which includes a minimal deductible to be paid by us.

17.	RESTRUCTURING CHARGES

During the second quarter of 2002 we recorded a restructuring charge in the amount of $1.0 million to primarily account for severance and related costs of eliminating about 10% of our salaried positions worldwide. Additionally we identified 31 positions in our manufacturing plant in Northbrook, Illinois, which were eliminated with the continued migration of product to our new manufacturing plant in Juarez, Mexico. This workforce reduction represented an acceleration of initiatives that we started over the previous six months to improve our efficiencies and reduce expenses. The restructuring resulted in the layoffs of 93 people, of which 70 people were severed as of March 30, 2002. The restructuring was completed during fiscal 2002 and there is currently no reserve left for any of these restructuring charges. The restructuring accrual account had the following balances at September 28, 2002 and September 27, 2003:

Restructuring Reserve
Balance at 9/29/2001	—
Charged to expense in Q2 2002	$1,015
Cash paid in 2002	984

Remaining balance at 9/28/02	31
Cash paid in 2003	31

Balance 9/27/2003	—

In January 2003 we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we will evaluate our accruals for exit costs and employee separation to ensure that the accruals are still appropriate.

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. In addition to selling two small product lines (workstations in the fourth quarter of fiscal 2003 and the hose reels in the first quarter of 2004) that did not align strategically with our current operations, we consolidated and integrated the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations have been integrated with our Northbrook, Illinois facility. The closing of this facility terminated the employment of 111 total employees, which included 64 plant employees and 47 office employees. At the end of fiscal year 2004 the facility was closed and all employees terminated.

In fiscal year 2004 we recorded restructuring and other related charges of $1.1 million, which related to the closing of our Aero-Motive facility. The Aero-Motive restructuring program is now complete and we recorded $3.2 million of total restructuring charges. Included in the restructuring charges were pension settlement costs of $0.4 million in fiscal 2004. The pension settlement charges were triggered by the reduction in employment levels that required us to recognize past gains and losses in our pension plan accounts. This restructuring charge, including the pension settlement charge, is composed of the following:

	Costs expensed Fiscal Year 10/02/04	Cumulative costs through 10/02/04	Total anticipated costs
One-Time Termination Benefit	$269	$1,203	$1,203
Other Associated Costs	824	1,955	1,955

Total Restructuring and Other Charges	$1,093	$3,158	$3,158

The costs included as a one-time termination benefit are the payment of severance benefits that have been expensed. Included in other associated costs are the pension settlement charges of $0.4 million. Accelerated depreciation, legal fees, system conversion costs, incidental salaries and travel expense represent the balance of other associated costs.

The Aero-Motive restructuring accrual accounts had the following balance at September 27, 2003 and October 2, 2004:

Restructuring Reserve
Balance at 9/27/2003	$859

Charged to expense in fiscal 2004	1,093
Less: depreciation non-cash expense	(15)
Cash paid in 2004	1,967

Remaining balance at 10/2/2004	—

18.	SALE OF AKAPP OPERATIONS

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

Twelve Months Ended 9/28/02
Sales	$5,732
Income Before Taxes	26
Net Income	$17

19.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

Our common stock trades on the NASDAQ Stock Market under the symbol WDHD. The daily quotations are published in the Wall Street Journal and other leading publications. At October 2, 2004 we had 386 shareholders of record.

The following table sets forth selected financial data along with the high and low sales price of our common stock on the NASDAQ Stock Market during the last three fiscal years.

	Quarter
2004	First	Second	Third	Fourth	Full year
Net sales	$45,144	$50,841	$52,653	$53,097	$201,735
Gross profit	16,521	19,328	20,201	20,020	76,070
Income from operations	959	2,481	3,592	2,857	9,889
Net income	2,059	955	1,610	3,414	8,038

Earnings per share - basic	0.17	0.08	0.13	0.28	0.67
Earnings per share - diluted	0.17	0.08	0.13	0.28	0.66

Dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.40

Stock Prices:
High	$17.36	$18.88	$16.22	$15.50	$18.88
Low	$14.81	$14.58	$13.50	$13.21	$13.21

2003	First	Second	Third	Fourth	Full year
Net sales	$42,232	$45,810	$46,694	$44,302	$179,038
Gross profit	15,728	16,910	16,629	16,780	66,047
Income from operations	1,960	2,576	2,322	2,334	9,192
Net income	2,156	1,531	2,044	838	6,569

Earnings per share - basic	0.18	0.13	0.17	0.08	0.56
Earnings per share - diluted	0.18	0.13	0.17	0.07	0.55

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

Stock Prices:
High	$12.74	$13.90	$12.85	$17.37	$17.37
Low	$8.81	$10.93	$11.10	$11.83	$8.81

2002
Net sales	$38,621	$42,579	$45,603	$43,376	$170,179
Gross profit	14,485	15,593	17,429	14,902	62,409
Income from operations	1,295	1,230	3,277	2,141	7,943
Net income	136	164	1,526	719	2,545

Earnings per share - basic	0.01	0.01	0.13	0.06	0.22
Earnings per share - diluted	0.01	0.01	0.13	0.06	0.22

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

Stock Prices:
High	$18.15	$17.80	$19.23	$17.30	$19.23
Low	$13.80	$14.73	$15.90	$11.38	$11.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

PART III

Information for Items 10 through 12 of this report is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 3, 2005, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on or about December 22, 2004.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item related to our directors is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed on or about December 22, 2004. The information required by this Item related to our executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant”.

Information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, which will be filed on or about December 22, 2004.

Information required by this Item related to the Audit Committee and Financial Experts is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed on or about December 22, 2004.

We have adopted a Code of Ethics for Senior Officers that applies to all of our officers including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics for Senior Officers is included as Exhibit 14 to this Annual Report on Form 10-K. We have made the Code of Ethics available on our Web Site at www.woodhead.com, which is updated as any amendments or waivers are made.

The information required by this Item regarding material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference to our proxy statement under the caption “Committees of the Board”, which will be filed on or about December 22, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed with the SEC on or about December 22, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed with the SEC on or about December 22, 2004.

We may grant stock options to directors, officers and key employees, under our stock option plans at a price not less than the market value at the date of grant. Detailed information regarding stock option plans can be found in Note 9 of the Notes to Consolidated Financial Statements. The following table summarizes the availability of options in total and available options to be exercised:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,070,025	$14.61	681,542
Equity compensation plans not approved by security holders	—	—	—

Total	2,070,025	$14.61	681,542

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The registrant does not have any information relating to certain relationships or related transactions that is required to be reported by Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services provided by our independent registered public accounting firm for the fiscal years ended October 2, 2004 and September 27, 2003 are as follows:

	2004	2003
	Ernst & Young LLP	Ernst & Young LLP
Audit Fees	$411	$372
Audit Related Fees	42[1]	24[2]
Tax Fees	137[3]	311[4]
All Other Fees	—	—

Total	$590	$707

1.	Amounts are for Sarbanes - Oxley Section 404 consultation, SFAS No. 132 review for Italy and review of the Aero-Motive restructuring charge.

2.	Amounts are for benefit plan audits and accounting and internal control consultation.

3.	Includes $125 for tax compliance and $12 for other tax work programs.

4.	Includes $267 for tax compliance and $44 for tax planning and tax advice.

The Audit Committee of our Board of Directors pre-approves on an annual basis the audit, audit related, tax and other non-audit services to be rendered by our accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that our management believes that a new service or the expansion of a current service provided by our accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the engagement of our accountants to render such services. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee, who must present such member’s decisions to the full Audit Committee at its next scheduled meeting. No audit related, tax or other non-audit services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during the fiscal year ended October 2, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

15 (a) (1) FINANCIAL STATEMENTS

All financial statements listed below are those of the company and its consolidated subsidiaries:

Page(s) in our 2004 Form 10-K
Reports of Independent Registered Public Accounting Firm	17
Segment Information	33-34
Geographic Data	35
Consolidated Balance Sheets	18
Consolidated Statements of Income	19
Consolidated Statements of Cash Flows	20
Consolidated Statements of Comprehensive Income	21
Consolidated Statements of Stockholders’ Investment	22
Notes to Financial Statements	23-44

15 (a) (2) FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because they are not required or the information is given elsewhere in the financial statements or related notes.

15 (a) (3) EXHIBITS

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

3 (ii)	By-laws

Our By-laws, as amended, are incorporated by reference to Exhibit (3) b of our Form 10-K report for the year ended September 27, 1997.

4	Instruments defining the rights of security holders, including indentures.

a	Our Preferred Stock Purchase Rights Plan adopted April 24, 1996, is incorporated by reference to Exhibit 4 of our Form 10-Q report for the period ended March 30, 1996.

b	A Credit Agreement between the Registrant and Harris Trust and Savings Bank dated April 28, 2004 is incorporated by reference to Exhibit 4(A) of our Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

c	Form of the 6.64% Note Purchase Agreement between the Registrant’s consolidated subsidiary, Woodhead Finance Company, and private investors dated September 28, 1998 is incorporated by reference to Exhibit 4(c) of our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

d	The 6.81% Note Purchase Agreement between the Registrant and private investors dated September 28, 1998 in the amount of $15,000,000, maturing in 2013.

The document described in paragraph 4(d) above is not filed herewith by Registrant, but Registrant undertakes to furnish copies thereof to the Securities and Exchange Commission upon request.

10.	Material Contracts

a	The 1990 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10) (c) of our Form 10-K report for the year ended October 2, 1999.

b	The 1993 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10) (d) of our Form 10-K report for the year ended October 2, 1999.

c	The 1996 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10) (e) of our Form 10-K report for the year ended October 2, 1999.

d	The 1999 Stock Awards Plan is incorporated by reference to Exhibit A of our Proxy Statement for the 2000 Annual Meeting of Stockholders.

e	The 2001 Stock Awards Plan is incorporated by reference to Exhibit A of our Proxy Statement for the 2002 Annual Meeting of Stockholders.

f	The Management Incentive Plan effective for fiscal 2005, is incorporated by reference to our Form 8-K filed on November 17, 2004.

g	The Plan of Compensation for Outside Directors, is incorporated by reference to Exhibit (10) of our Form 10-K report for the year ended September 28, 1985.

h	The 1990 Supplemental Executive Retirement Plan is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed with the SEC on or about December 22, 2004.

i	The Severance Agreement between Mr. Philippe Lemaitre and Woodhead is incorporated by reference to Exhibit 10(i) of our 10-K report for the year ended September 29, 2001. Messrs. Fisher, Gies, Moulton, Nogal, Tortorello, Wiedor and two other key employees have substantially identical contracts.

j	The key employee non-compete agreement with Robert H. Fisher in connection with the grant to Mr. Fisher of a long-term incentive award is incorporated by reference to our Form 8-K filed on November 24, 2004. Messrs. Lemaitre, Gies, Wiedor and one other key employee have substantially identical non-compete agreements.

Exhibit 14 Code of Ethics for Senior Officers

Exhibit 21 Subsidiaries of the Company

Exhibit 23.1 Consent of Ernst & Young LLP

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

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

15 (b) REPORTS ON FORM 8-K

During the quarter ended October 2, 2004 we filed an 8-K on July 23, 2004 releasing our third quarter 2004 earnings.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized persons below.

WOODHEAD INDUSTRIES, INC.

By:	/s/ ROBERT H. FISHER
Robert H. Fisher Vice President, Finance and C.F.O.

Date: December 15, 2004

Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman, President and C.E.O. (Principal Executive Officer)	12-15-04

/S/ ROBERT H. FISHER Robert H. Fisher	Vice President, Finance and C.F.O. (Principal Financial Officer)	12-15-04

/S/ JOSEPH P. NOGAL Joseph P. Nogal	Vice President, Treasurer/Controller (Principal Accounting Officer)	12-15-04

/S/ CHARLES W. DENNY Charles W. Denny	Director	12-15-04

/S/ WILLIAM K. HALL William K. Hall	Director	12-15-04

/S/ THOMAS MCKANE Thomas McKane	Director	12-15-04

/S/ EUGENE P. NESBEDA Eugene P. Nesbeda	Director	12-15-04

/S/ SARILEE K. NORTON Sarilee K. Norton	Director	12-15-04