Form 10-Q
period 2005-01-01
WOODHEAD INDUSTRIES INC
filed 2005-02-09
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        01/01/2005

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

The number of common shares outstanding as of January 31, 2005 was 12,233,425.

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Woodhead Industries, Inc.
Consolidated Balance Sheets
As of January 1, 2005 and October 2, 2004
(Amounts in Thousands)

Assets	Unaudited 1/1/2005	10/2/2004

Current Assets
Cash and short-term investments	$17,142	$16,709
Accounts receivable, net	35,014	35,759
Inventories	22,240	19,106
Prepaid expenses	5,448	4,948
Refundable income taxes	3,002	2,863
Deferred income taxes	2,629	3,043

Total current assets	85,475	82,428
Property, plant and equipment, net	59,192	58,289
Other intangible assets, net	688	643
Goodwill	39,940	36,769
Deferred income taxes	2,904	2,427
Other assets	494	508

Total Assets	$188,693	$181,064

Liabilities and Stockholders’ Investment
Current Liabilities
Accounts payable	$11,644	$9,423
Accrued expenses	10,963	13,245
Income taxes payable	1,667	1,272
Current portion of long-term debt	5,700	5,700

Total current liabilities	29,974	29,640
Long-term debt	25,200	25,200
Deferred income taxes	4,725	4,451
Other liabilities	4,931	4,339

Total Liabilities	64,830	63,630

Stockholders’ Investment:
Common stock at par (shares issued: 12,221 at 1/1/05
and 12,147 at 10/2/04)	12,221	12,147
Additional paid-in capital	21,153	20,236
Deferred stock compensation	(684)	(552)
Accumulated other comprehensive income	12,177	6,602
Retained earnings	78,996	79,001

Total stockholders’ investment	123,863	117,434

Total Liabilities and Stockholders’ Investment	$188,693	$181,064

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Income
For the Three Months ended January 1, 2005 and December 27, 2003
(Amounts in Thousands, except per share data, unaudited)

	Three Months Ended
	1/1/2005	12/27/2003

Net Sales	$48,676	$45,144
Cost of Sales	31,954	28,623

Gross Profit	16,722	16,521
Operating Expenses	16,496	15,001
Restructuring and Other Related Charges	—	561

Total Operating Expenses	16,496	15,562

Income From Operations	226	959

Other Expenses
Interest Expense	545	633
Interest Income	(59)	(61)
Other (Income)/Expenses, Net	(1,818)	(1,930)

Income Before Taxes	1,558	2,317

Provision For Income Taxes	342	258

Net Income	$1,216	$2,059

Earnings per share
Basic	$0.10	$0.17
Diluted	$0.10	$0.17

Weighted-average common shares outstanding
Basic	12,071	11,923
Diluted	12,306	12,175
Dividends Per Share	$0.10	$0.10

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Cash Flows
For the Three Months ended January 1, 2005 and December 27, 2003
(Amounts in Thousands, unaudited)

	Three Months Ended
	1/1/2005	12/27/2003

Cash flows from operating activities:
Net income for the period	$1,216	$2,059
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	3,055	3,077
Deferred tax expense	(22)	189
(Increase) Decrease in:
Accounts receivable	2,453	936
Inventories	(2,293)	(995)
Prepaid expenses	(499)	383
Other assets	435	691
(Decrease) Increase in:
Accounts payable	1,654	1,273
Accrued expenses	(2,718)	(476)
Income taxes payable	50	209
Other liabilities	228	289

Net cash flows provided by operating activities	3,559	7,635

Cash flows from investing activities:
Purchases of property, plant & equipment	(2,028)	(1,839)
Retirements or sale of property, plant & equipment	101	162

Net cash used in investing activities	(1,927)	(1,677)

Cash flows from financing activities:
Proceeds from exercise of stock options	859	754
Dividend payments	(1,221)	(1,204)

Net cash used in financing activities	(362)	(450)

Effect of exchange rates	(837)	(2,133)

Net increase in cash and short-term investments	433	3,375

Cash and short-term investments at beginning of period	16,709	22,547
Cash and short-term investments at end of period	$17,142	$25,922

Supplemental cash flow data
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$392

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months ended January 1, 2005 and December 27, 2003
(Amounts in Thousands, unaudited)

	Three Months Ended
	1/1/2005	12/27/2003

Net income	$1,216	$2,059
Other comprehensive income:
Accumulated foreign currency translation
Adjustment	5,635	4,098
Unrealized loss on cash flow hedging
Instrument	(60)	19

Comprehensive income, net	$6,791	$6,176

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2004 Form 10-K.

        2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We are required to adopt SFAS No. 123(R) in the fourth quarter of 2005. SFAS No. 123(R) applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. We continue to evaluate the effect of SFAS 123(R) on our financial statements and the related disclosures that will be required.

In January 2003 we adopted SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. For the quarter ending January 1, 2005 our expanded disclosure regarding restructuring and other related charges is included in Footnote No. 9.

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

In December 2003 the FASB issued revised SFAS No. 132 (FAS 132). This statement revises employers’ disclosures about pension plans and other post retirement benefit plans. Revised SFAS No. 132 generally does not change the measurement or recognition standards for how employers account for pension and other post retirement benefits under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Revised SFAS No. 132 retains the disclosure requirements contained in original SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. Revised SFAS No. 132 now requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For the quarter ending January 1, 2005 our additional disclosure is included in Footnote No. 11.

        3.   INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	1/1/05	10/2/04

Inventories valued using FIFO	$13,298	$10,969

Inventories valued using LIFO:
At FIFO cost	11,396	10,678
Less: Reserve to reduce to LIFO	(2,454)	(2,541)

LIFO Inventories	8,942	8,137

Total Inventories	$22,240	$19,106

Inventory composition using FIFO
Raw materials	13,764	12,066
Work-in-process and finished goods	10,930	9,581

Total Inventories at FIFO	$24,694	$21,647

Changes in exchange rates increased our inventory levels by $0.9 million when compared to October 2, 2004.

        4.   PROPERTY, PLANT AND EQUIPMENT

	1/1/05	10/2/04

Property, plant and equipment, at cost	$159,915	$153,428
Less: Accumulated depreciation and amortization	(100,723)	(95,139)

Property, plant and equipment, net	$59,192	$58,289

For the quarter ended January 1, 2005 we purchased $2.0 million of property plant and equipment compared to $1.8 million for the quarter ended December 27, 2003.

        5.   LONG TERM DEBT

On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our credit agreement. At January 1, 2005 and October 2, 2004 we had no short-term borrowings.

Included in our financial statements is a $17.4 million 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a $13.5 million 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries.

        6.   EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended
	1/1/05	12/27/03

Net Income	$1,216	$2,059
Earnings per share
Basic	$0.10	$0.17
Diluted	$0.10	$0.17

Weighted-average number of shares outstanding	12,071	11,923
Dilutive common stock options	235	252

Weighted-average number of shares outstanding
Plus dilutive common stock options	12,306	12,175

        7.   CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,221,000 and 12,147,000 on January 1, 2005 and October 2, 2004, respectively.

We apply Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations, including FIN 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we do not recognize compensation expense related to option grants. We adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123 Accounting for Stock Based Compensation. The following table, per SFAS No. 148, summarizes results as if we had recorded compensation expense for option grants during the three months ended January 1, 2005 and December 27, 2003:

	1/1/2005	12/27/2003

Net Income
As reported	$1,216	$2,059
Stock based employee compensation cost	(435)	(405)

Pro forma	$781	$1,654
Basic earnings per share
As reported	$0.10	$0.17
Stock based employee compensation cost	(0.04)	(0.03)

Pro forma	$0.06	$0.14
Diluted earnings per share
As reported	$0.10	$0.17
Stock based employee compensation cost	(0.04)	(0.03)

Pro forma	$0.06	$0.14

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

Three Months
(Amounts in Thousands, unaudited)
Segment data
	Net Sales		Income from Operations
	Three Months Ended		Three Months Ended
	1/1/05	12/27/03	1/1/05	12/27/03

Connectivity	$36,886	$33,109	$61	$263
Electrical	11,790	12,035	300	909
Corporate and other			(135)	(213)

Total	$48,676	$45,144	$226	$959

	Additions to long-lived assets		Depreciation and Amortization
	Three Months Ended		Three Months Ended
	1/1/05	12/27/03	1/1/05	12/27/03

Connectivity	$895	$885	$2,526	$2,279
Electrical	1,114	614	495	761
Corporate and other	19	340	34	37

Total	$2,028	$1,839	$3,055	$3,077

	Total Assets
	1/1/05	10/2/04

Connectivity	$149,722	$138,571
Electrical	30,760	29,967
Corporate and other	8,211	12,526

Total	$188,693	$181,064

	Three Months Ended

Reconciliation of Income from Operations to Net Income	1/1/05	12/27/03

Income from operations	$226	$959
Less: Interest income (expense), net	(486)	(572)
Other income (expense), net	1,818	1,930
Income taxes	(342)	(258)

Net Income	1,216	2,059

Geographic data
	Net Sales
	Three Months Ended			Total Assets
	1/1/05	12/27/03		1/1/05	10/2/04

United States	$26,606	$25,587	United States	$45,163	$48,312
All other countries	22,070	19,557	Italy	39,023	35,703
			France	26,857	24,112
Total	$48,676	$45,144	Canada	24,789	22,203
			Mexico	23,083	22,444
			All other countries	29,778	28,290

			Total	$188,693	$181,064

        9.   RESTRUCTURING CHARGES

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

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. In addition to selling two small product lines (workstations in the fourth quarter of fiscal 2003 and the government hose reels in the first quarter of 2004) that did not align strategically with our current operations, we consolidated and integrated the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations have been integrated with our Northbrook, Illinois facility. The closing of this facility terminated the employment of 111 total employees, which included 64 plant employees and 47 office employees. At the end of fiscal year 2004 the facility was closed and all employees terminated.

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

	Costs expensed Fiscal Year 10-02-04	Cumulative costs through 10/02/04	Total anticipated costs

One-Time Termination Benefit	$269	$1,203	$1,203
Other Associated Costs	824	1,955	1,955

Total Restructuring and Other Charges	$1,093	$3,158	$3,158

The costs included as a one-time termination benefit are the payment of severance benefits that have been expensed. Included in other associated costs are the pension settlement charges of $0.4 million. Accelerated depreciation, legal fees, system conversion costs, incidental salaries and travel expense represent the balance of other associated costs.

For the quarter ended December 27, 2003 we recorded restructuring costs of $0.6 million.

The Aero-Motive restructuring accrual accounts had the following balance at September 27, 2003 and October 2, 2004:

Restructuring Reserve

Balance at 9/27/2003	$859

Charged to expense in fiscal 2004	1,093
Less: depreciation non-cash expense	(15)
Cash paid in 2004	1,967

Balance at 10/2/2004	—

There was no spending activity for the quarter ending January 1, 2005 and the accrual balance remained the same.

        10.   INCOME TAX EXPENSE

Our effective rate for the quarter ending January 1, 2005 was 22.0% compared to 11.1% for the quarter ending December 27, 2003. The low effective tax rate for the first quarter of 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary. The low effective tax rate for the first quarter of 2004 was due mainly to the utilization of a capital loss carryforward (which previously had a valuation allowance reported against it) to offset $0.4 million of tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.2 million.

        11.   BENEFIT PLANS

Beginning in April 2003, our post-retirement benefit plan was modified to require retired participants to fund the total cost of the retiree medical program. At September 28, 2002 we had accrued post-retirement benefit cost, which was included in our consolidated balance sheet in the amount of $2.2 million. At December 27, 2003 we had no liability for any of these post retirement benefit costs and the reduction of this $2.2 million liability was amortized over the period from April 1, 2003 to December 27, 2003. During the quarter ended December 27, 2003 we lowered our benefits liability account $0.8 million, which represents the last of the amortization of the $2.2 million liability.

The following table provides the components of net periodic benefit cost for our non-union plans for the three months ended January 1, 2005 and December 27, 2003:

	Pension Benefits
	Three Months Ended
	1/1/05	12/27/03

Components of Net Periodic Benefit Costs:
Service Cost	$132	$151
Interest Cost	127	149
Recognized actuarial loss	75	54
Expected return on plan assets	(126)	(154)
Amortization of prior service costs	3	7

Net periodic benefit cost	$211	$207

It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Security Act of 1974. We previously disclosed in our financial statements for the year ended October 2, 2004 that we expect to contribute $0.4 million to our non-union plans in 2005. As of January 1, 2005 we had not yet made a contribution to the plans.

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

We have a reserve for the $1.6 million of investigation and remediation expenses we have estimated to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

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

Results of Operations

First quarter fiscal 2005 results compared with first quarter fiscal 2004 results

SALES
Sales in the quarter ended January 1, 2005 were $48.7 million, an increase of 7.8% compared to sales of $45.1 million for the quarter ended December 27, 2003. This increase was due mainly to the increased sales volume in the Connectivity segment and the positive effects resulting from changes in exchange rates of $1.8 million. This increase was partially offset by weaker than expected sales in our Electrical segment. For the first quarter 2005 Connectivity sales were $36.9 million, an 11.4% increase over the $33.1 million in sales reported for the first quarter 2004. Favorable foreign exchange rates accounted for $1.8 million of this increase. In constant dollars we experienced solid sales growth in North America and Asia of 8.4% and 41.6%, respectively, when compared to the first quarter of 2004. Sales in Europe decreased 1.1% when compared to last year, due to the economic slow-down of the European manufacturing environment with many of our customers in this region shut down earlier than normal for the holidays. While we started the fiscal year slowly in Europe we now see a strong demand for our products worldwide. Connectivity sales represented 75.8% of our total first quarter sales, which reflects our continued focus on the growth of this segment. Electrical sales were $11.8 million in the quarter ended January 1, 2005 and $12.0 million in the same quarter last year, a 2.0% decrease. This decrease was due mainly to the decrease in industrial product sales after the migration of production to Juarez, Mexico and the sale of a product line in the first quarter of 2004. Electrical sales represented 24.2% of our 2005 first quarter sales.

SALES BY REGION
In the United States sales were $26.6 million in the first quarter of fiscal 2005 compared to $25.6 million in the first quarter of 2004. We recorded 45% and 43% of our revenues in foreign currencies during the first quarters of fiscal 2005 and 2004, respectively. Our international revenue was up 12.8% in the first quarter of fiscal 2005 when compared to last year. This increase was mainly due to the strong operating performance in Japan and Canada and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Japan and Canada increased 43.8% and 13.0%, respectively, when compared to the first quarter of 2004. In constant dollars North American sales increased 4.2% in the first quarter of 2005 even with the 2.0% decrease in our Electrical segment sales. In constant dollars European sales decreased 1.1% with decreases in the U.K and Italy of 10.9% and 3.3%, respectively. These decreases were partially offset by an increase in Germany of 14.1%.

BACKLOG
The backlog of unfilled orders stood at $19.0 million at the end of this quarter as compared to $17.7 million a year ago, which translates to 25 and 24 average days of sales for the first quarters of 2005 and 2004, respectively. Our backlog has improved 22.4% compare to the 2004 year-end levels of $15.5 million.

GROSS PROFIT
Gross profit as a percent of sales was 34.4% in the first quarter of fiscal 2005 down 2.2 points from last years gross profit of 36.6%. This decrease in gross profit is wholly attributable to issues that were experienced in our Electrical segment. There were several small issues that occurred during the quarter but when combined had a significant impact on our gross profit. First, costs associated with the launch of our new Electrical consumer product, including the freight and logistics costs of getting the product from China to the individual stores, were much higher than planned. Second, freight costs associated with the final migration of production to Juarez, Mexico continued to be higher than planned due to not changing our supplier base from the Midwest. Finally, we had a temporary shift towards certain lower margin lighting products due to several large one-time orders.

OPERATING EXPENSES
Operating expenses were $16.5 million in the first quarter 2005 compared to $15.6 million in the first quarter of 2004. These expenses were 33.9% of sales in the first quarter of 2005 compared to last year’s 34.5%. This decrease as a percentage of sales was due to the increased sales levels. Operating expenses in the first quarter of 2004 included a restructuring charge of $0.6 million related to the migration of operations from our Aero-Motive subsidiary to Juarez, Mexico. Exchange rate changes increased operating expenses by $0.7 million when compared to the first quarter of 2004. Also contributing to the increase compared to the first quarter of 2004 was the planned investment in sales and marketing initiatives, which includes the hiring of additional experienced sales professionals in North America. Although these initiatives were started during quarter 1 of 2004, the full effect on expense was not realized until the second half of the year. Contributing to the year over year increase was a $0.8 million credit in the first quarter of 2004 resulting from the reduction in our liability for retiree medical benefits.

SEGMENT OPERATING INCOME
Income from operations in the first quarter of 2005 was $0.1 million in the Connectivity segment compared to $0.3 million in 2004. This decline was due to higher operating expenses associated with the investment in growth initiatives and exchange rate changes, which more than offset the benefit of higher revenue and the small improvement in gross margins. The Electrical segment recorded income from operations in the first quarter of 2005 of $0.3 million compared to $0.9 million in 2004. This decrease was due to the gross profit issues mentioned earlier.

MISCELLANEOUS INCOME/EXPENSE
Miscellaneous income in the first quarter of 2005 was $1.8 million compared to miscellaneous income of $1.9 million in the first quarter of 2004. Miscellaneous income in the first quarter of 2005 was primarily due to the $1.3 gain realized from exchange rate changes, due primarily to a U.S. Dollar denominated loan that our Canadian subsidiary used to acquire the assets of SST in early 1998. Also included were earn-out fees of $0.3 million received for the sale of the Aero-Motive product line in the first quarter of 2004 and the gain of $0.2 million from the sale of a small product line in Germany. Miscellaneous income in the first quarter of 2004 consisted mainly of a $1.2 million gain on the sale of the Aero-Motive government hose reel product line and a $0.9 million gain realized from exchange rate changes on the U.S. Dollar loan.

NET INCOME
Net income in the first quarter of 2005 was $1.2 million compared to $2.1 million in 2004. Our effective tax rate was 22.0% and 11.1% for the quarters ending January 1, 2005 and December 27, 2003. The low effective tax rate for the first quarter of 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary. The low effective tax rate for the first quarter of 2004 was due mainly to the utilization of a capital loss carryforward (which previously had a valuation allowance reported against it) to offset $0.4 million of tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.2 million.

Financial Condition, Liquidity and Capital Resources

At January 1, 2005 we had $17.1 million in cash and short-term investments, up from $16.7 million at year-end October 2, 2004. This slight increase in cash was due mainly to our operating cash flow of $3.6 million, which was partially offset by spending for property, plant and equipment and our quarterly dividend.

Working capital in the first quarter of 2005 increased to $55.5 million compared to $52.8 million at October 2, 2004. This increase in working capital was due mainly to the increase in inventory, which is the result of higher sales and the exchange rate effects on our foreign assets. Also contributing to this increase was the decrease in accrued expenses due mainly to the payment of 2004 bonus and profit sharing.

We continue to invest in property and equipment, including new machinery, computer systems and facilities. For the first three months of 2005 we invested $2.0 million in property, plant and equipment compared to $1.8 million in the first three months of 2004.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

At January 1, 2005 we had $30.9 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our funding agreement. At January 1, 2005 and October 2, 2004 we had no short-term borrowings.

We do not have any exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Contractual Obligations

Our contractual obligations for long-term debt, purchase obligations, capital leases and operating leases on the balance sheet remained substantially unchanged as of January 1, 2005 from the amounts disclosed as of October 2, 2004 in our Form 10-K.

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

Our significant accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended October 2, 2004. There have been no significant changes to those accounting policies subsequent to October 2, 2004.

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

In 1998 we entered into a foreign currency swap agreement with an AA- rated counter-party to hedge a portion of our cash flows from our Italian subsidiary. We base the fair value for our cross-currency swap on the total cost estimate to terminate the agreement. The fair value of the swap at January 1, 2005 was recorded as a $1.3 million liability.

$30.9 million of our long-term debt is denominated in U.S. Dollars and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.

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

We have a reserve for the $1.6 million of investigation and remediation expenses we have estimated to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

Item 6 – Exhibits

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

Date: February 9, 2005

BY: /s/ Robert H. Fisher	BY: /s/ Joseph P. Nogal

Robert H. Fisher	Joseph P. Nogal
Vice President, Finance and C.F.O	Vice President,
(Principal Financial Officer)	Treasurer/Controller
(Principal Accounting Officer)