Form 10-Q
period 2005-04-02
WOODHEAD INDUSTRIES INC
filed 2005-05-12
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     04/02/2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number     0-5971

WOODHEAD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-1982580
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

THREE PARKWAY NORTH #550, Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)     (847)-236-9300

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

The number of common shares outstanding as of April 28, 2005 was 12,229,424.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements

Woodhead Industries, Inc.
Consolidated Balance Sheets
As of April 2, 2005 and October 2, 2004
(Amounts in Thousands)

	Unaudited
	4/2/2005	10/2/2004
Assets
Current Assets
Cash and short-term investments	$14,182	$16,709
Accounts receivable, net	39,366	35,759
Inventories	21,910	19,106
Prepaid expenses	5,883	4,948
Refundable income taxes	3,349	2,863
Deferred income taxes	2,295	3,043

Total current assets	86,985	82,428
Property, plant and equipment, net	57,583	58,289
Other Intangible assets, net	640	643
Goodwill, net	38,129	36,769
Deferred income taxes	2,752	2,427
Other Assets	474	508

Total Assets	$186,563	$181,064

Liabilities and Stockholders’ Investment
Current Liabilities
Accounts payable	$12,020	$9,423
Accrued expenses	11,734	13,245
Income taxes payable	1,849	1,272
Current portion of long-term debt	5,700	5,700

Total current liabilities	31,303	29,640
Long-term debt	25,200	25,200
Deferred income taxes	4,660	4,451
Other liabilities	4,175	4,339

Total Liabilities	65,338	63,630

Stockholders’ investment:
Common stock at par (shares issued: 12,226 at 4/2/05
and 12,147 at 10/2/04)	12,226	12,147
Additional paid-in capital	21,180	20,236
Deferred stock compensation	(533)	(552)
Accumulated other comprehensive income	9,252	6,602
Retained earnings	79,100	79,001

Total stockholders’ investment	121,225	117,434

Total Liabilities and Stockholders’ Investment	$186,563	$181,064

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Income
For the Three and Six Months ended April 2, 2005 and March 27, 2004
(Amounts in Thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	4/2/2005	3/27/2004	4/2/2005	3/27/2004
Net Sales	$56,393	$50,841	$105,069	$95,985
Cost of Sales	35,548	31,513	67,502	60,136

Gross Profit	20,845	19,328	37,567	35,849
Operating Expenses	17,748	16,316	34,244	31,317
Restructuring and Other Related Charges	—	531	—	1,092

Total Operating Expenses	17,748	16,847	34,244	32,409
Income From Operations	3,097	2,481	3,323	3,440
Other Expenses
Interest Expense	544	616	1,089	1,249
Interest Income	(67)	(27)	(126)	(88)
Other (Income) / Expenses, Net	515	379	(1,303)	(1,551)

Income Before Taxes	2,105	1,513	3,663	3,830
Provision For Income Taxes	778	558	1,120	816

Net Income	$1,327	$955	$2,543	$3,014

Earnings per share
Basic	$0.11	$0.08	$0.21	$0.25
Diluted	$0.11	$0.08	$0.21	$0.25

Weighted-average common shares outstanding
Basic	12,124	11,982	12,097	11,949
Diluted	12,287	12,239	12,284	12,185
Dividends Per Share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Cash Flows
For the Six Months ended April 2, 2005 and March 27, 2004
(Amounts in Thousands, unaudited)

	Six Months ended
	4/2/2005	3/27/2004
Cash flows from operating activities:
Net income for the period	$2,543	$3,014
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	5,984	6,251
Deferred tax expense	517	507
(Increase) Decrease in:
Accounts receivable	(2,707)	(4,116)
Inventories	(2,424)	(2,002)
Prepaid expenses	(1,034)	535
Other assets	649	(42)
(Decrease) Increase in:
Accounts payable	2,314	2,818
Accrued expenses	(2,914)	1,315
Income taxes payable	772	(307)
Other liabilities	50	716

Net cash flows provided by operating activities	3,750	8,689

Cash flows from investing activities:
Purchases of property, plant & equipment	(4,136)	(3,856)
Retirements or sale of property, plant & equipment	96	46

Net cash provided by (used for) investing activities	(4,040)	(3,810)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,043	1,376
Dividend payments	(2,444)	(2,414)

Net cash used for financing activities	(1,401)	(1,038)

Effect of exchange rates	(836)	(1,317)

Net increase in cash and short-term investments	(2,527)	2,524

Cash and short-term investments at beginning of period	16,709	22,547
Cash and short-term investments at end of period	$14,182	$25,071

Supplemental cash flow data
Cash paid during the period for:
Interest	$1,037	$—
Income taxes	$442	$781

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Six Months ended April 2, 2005 and March 27, 2004
(Amounts in Thousands, unaudited)

	Three Months Ended		Six Months Ended
	4/2/2005	3/27/2004	4/2/2005	3/27/2004
Net income	$1,327	$955	$2,543	$3,014
Other comprehensive income:
Accumulated foreign currency translation Adjustment	(3,168)	(841)	2,467	3,257
Minimum pension liability adjustment, Net of tax	230	—	230	—
Unrealized loss on cash flow hedging Instrument	13	(17)	(47)	(2)

Comprehensive income, net	$(1,598)	$97	$5,193	$6,269

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

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We are required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. We continue to evaluate the effect of SFAS No. 123(R) on our financial statements and the related disclosures that will be required.

In January 2003 we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. For the quarter ending April 2, 2005 our expanded disclosure regarding restructuring and other related charges is included in Footnote No. 9.

In January 2003 the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. We do not have any variable interest entities that require consolidation under FIN 46.

In December 2003 the FASB issued SFAS No. 132(R). This statement revises employers’ disclosures about pension plans and other post retirement benefit plans. SFAS No. 132(R) generally does not change the measurement or recognition standards for how employers account for pension and other post retirement benefits under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132(R) retains the disclosure requirements contained in original SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132(R) now requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For the quarter ending April 2, 2005 our additional disclosure is included in Footnote No. 11.

3.	INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	4/2/05	10/2/04

Inventories valued using FIFO	$12,711	$10,969

Inventories valued using LIFO:
At FIFO cost	11,532	10,678
Less: Reserve to reduce to LIFO	(2,333)	(2,541)

LIFO Inventories	9,199	8,137

Total Inventories	$21,910	$19,106

Inventory composition using FIFO
Raw materials	15,221	12,066
Work-in-process and finished goods	9,022	9,581

Total Inventories at FIFO	$24,243	$21,647

There was a $0.1 million LIFO benefit on net income for the six months ended April 2, 2005 compared to a $0.2 million benefit for the six months ended March 27, 2004. Had we used the FIFO method for all inventories, net income would have been $0.1 million lower for the six months ended April 2, 2005.

4.	PROPERTY, PLANT AND EQUIPMENT

	4/2/05	10/2/04

Property, plant and equipment, at cost	$159,854	$153,428
Less: Accumulated depreciation and amortization	(102,271)	(95,139)

Property, plant and equipment, net	$57,583	$58,289

During the first six months of fiscal 2005 we purchased $4.1 million of property, plant and equipment compared to $3.9 million in the first six months of fiscal 2004. For the quarter ended April 2, 2005 we purchased $2.1 million of property plant and equipment compared to $2.0 million for the quarter ended March 27, 2004.

5.	LONG TERM DEBT

On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that provides for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our credit agreement. On April 2, 2005 and October 2, 2004 we had no short-term borrowings.

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

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	4/2/05	3/27/04	4/2/05	3/27/04

Net Income	$1,327	$955	$2,543	$3,014
Earnings per share
Basic	$0.11	$0.08	$0.21	$0.25
Diluted	$0.11	$0.08	$0.21	$0.25

Weighted-average number of shares outstanding	12,124	11,982	12,097	11,949
Dilutive common stock options	163	257	187	236

Weighted-average number of shares outstanding
Plus dilutive common stock options	12,287	12,239	12,284	12,185

7.	CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,226,000 and 12,147,000 on April 2, 2005 and October 2, 2004, respectively.

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FIN 44, Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we do not recognize compensation expense related to option grants. We adopted SFAS No. 148, Accounting for Stock Based Compensation, which amended SFAS No. 123, Accounting for Stock Based Compensation. The following table, per SFAS No. 148, summarizes results as if we had recorded compensation expense for option grants during the six months ended April 2, 2005 and March 27, 2004:

	4/2/2005	3/27/2004

Net Income
As reported	$2,543	$3,014
Stock based employee compensation cost	(662)	(769)

Pro forma	$1,881	$2,245
Basic earnings per share
As reported	$0.21	$0.25
Stock based employee compensation cost	(0.05)	(0.06)

Pro forma	$0.16	$0.19
Diluted earnings per share
As reported	$0.21	$0.25
Stock based employee compensation cost	(0.05)	(0.06)

Pro forma	$0.16	$0.19

The pro forma effect of stock option grants on results of operations may not be representative of the pro forma effect on results of operations for future years.

8.	SEGMENT AND GEOGRAPHIC DATA

Segment reporting is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 requires us to report certain financial information in a manner similar to the way we report it to the chief operating decision maker for the purpose of evaluating performance and allocating resources to the various business segments. We identified the Chief Executive Officer as the chief operating decision maker.

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

Three Months
(Amounts in Thousands, unaudited)
Segment data

	Net Sales		Income from Operations
	Three Months Ended		Three Months Ended
	4/2/05	3/27/04	4/2/05	3/27/04
Connectivity	$42,495	$36,444	$2,284	$752
Electrical	13,898	14,397	1,569	1,780
Corporate and other	—	—	(756)	(51)

Total	$56,393	$50,841	$3,097	$2,481

	Additions to long-lived assets		Depreciation and Amortization
	Three Months Ended		Three Months Ended
	4/2/05	3/27/04	4/2/05	3/27/04
Connectivity	$1,341	$1,152	$2,520	$2,355
Electrical	761	493	374	784
Corporate and other	6	372	35	35

Total	$2,108	$2,017	$2,929	$3,174

	Total Assets
	4/2/05	10/2/04
Connectivity	$145,801	$138,571
Electrical	32,191	29,967
Corporate and other	8,571	12,526

Total	$186,563	$181,064

	Three Months Ended
Reconciliation of Income from Operations to Net Income	4/2/05	3/27/04

Income from operations	$3,097	$2,481
Less: Interest income (expense), net	(477)	(589)
Other income (expense), net	(515)	(379)
Income taxes	(778)	(558)

Net Income	1,327	955

Geographic Data
	Net Sales
	Three Months Ended			Total Assets
	4/2/05	3/27/04		4/2/05	10/2/04

United States	$30,641	$28,187	United States	$49,193	$48,312
All other countries	25,752	22,654	Italy	36,674	35,703
			France	26,209	24,112
Total	$56,393	$50,841	Canada	22,850	22,203
			Mexico	22,828	22,444
			All other countries	28,809	28,290

			Total	$186,563	$181,064

Six Months
(Amounts in Thousands, unaudited)
Segment data

	Net Sales		Income from Operations
	Six Months Ended		Six Months Ended
	4/2/05	3/27/04	4/2/05	3/27/04
Connectivity	$79,381	$69,553	$2,345	$1,015
Electrical	25,688	26,432	1,869	2,689
Corporate and other	—	—	(891)	(264)

Total	$105,069	$95,985	$3,323	$3,440

	Additions to long-lived assets		Depreciation and Amortization
	Six Months Ended		Six Months Ended
	4/2/05	3/27/04	4/2/05	3/27/04
Connectivity	$2,236	$2,037	$5,046	$4,634
Electrical	1,875	1,107	869	1,545
Corporate and other	25	712	69	72

Total	$4,136	$3,856	$5,984	$6,251

	Total Assets
	4/2/05	10/2/04
Connectivity	$145,801	$138,571
Electrical	32,191	29,967
Corporate and other	8,571	12,526

Total	$186,563	$181,064

	Six Months Ended
Reconciliation of Income from Operations to Net Income	4/2/05	3/27/04

Income from operations	$3,323	$3,440
Less: Interest income (expense), net	(963)	(1,161)
Other income (expense), net	1,303	1,551
Income taxes	(1,120)	(816)

Net Income	$2,543	$3,014

Geographic Data
	Net Sales
	Six Months Ended			Total Assets
	4/2/05	3/27/04		4/2/05	10/2/04

United States	$57,247	$53,774	United States	$49,193	$48,312
All other countries	47,822	42,211	Italy	36,674	35,703
			France	26,209	24,112
Total	$105,069	$95,985	Canada	22,850	22,203
			Mexico	22,828	22,444
			All other countries	28,809	28,290

			Total	$186,563	$181,064

9.	RESTRUCTURING CHARGES

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

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. In addition to selling two small product lines (workstations in the fourth quarter of fiscal 2003 and government hose reels in the first quarter of 2004) that did not align strategically with our current operations, we consolidated and integrated the remaining manufacturing operations into our facility in Juarez, Mexico, which will improve our overall operating efficiencies. The office operations have been integrated with our Northbrook, Illinois facility. The closing of this facility terminated the employment of 111 total employees, which included 64 plant employees and 47 office employees. At the end of fiscal year 2004 the facility was closed and all employees terminated.

We completed the restructuring in fiscal year 2004 and we recorded restructuring and other related charges of $1.1 million in that year. We recorded $3.2 million of total restructuring charges for this action. Included in the restructuring charges were pension settlement costs of $0.4 million in fiscal 2004. The pension settlement charges were triggered by the reduction in employment levels that required us to recognize past gains and losses in our pension plan accounts. This restructuring charge, including the pension settlement charge, is comprised of the following:

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

For the six months ended March 27, 2004 we recorded restructuring charges of $1.1 million. For the quarter ended March 27, 2004 we recorded restructuring charges of $0.5 million.

The Aero-Motive restructuring accrual accounts had the following balances at September 27, 2003 and October 2, 2004:

Restructuring Reserve

Balance at 9/27/2003	$859

Charged to expense in fiscal 2004	1,093
Less: depreciation non-cash expense	(15)
Cash paid in 2004	1,967

Balance at 10/2/2004	—

There was no spending activity for the six months and quarter ending April 2, 2005 and the accrual balance remained zero.

10.	INCOME TAX EXPENSE

Our effective tax rate for the quarter ending April 2, 2005 was 37.0% compared to 36.9% for the quarter ending March 27, 2004. Our effective tax rate was 30.6% and 21.3% for the first six months of 2005 and 2004, respectively. The low effective tax rate for the first six months of 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary. The low effective tax rate for the first six months of 2004 was due mainly to the utilization of a capital loss carryforward (which previously had a valuation allowance recorded against it) to offset $0.4 million of tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.1 million.

11.	BENEFIT PLANS

Beginning in April 2003, our post-retirement benefit plan was modified to require retired participants to fund the total cost of the retiree medical program. At September 28, 2002 we had accrued post-retirement benefit costs, which was included in our consolidated balance sheet in the amount of $2.2 million. At December 27, 2003 we had no liability for any of these post retirement benefit costs and the reduction of this $2.2 million liability was amortized over the period from April 1, 2003 to December 27, 2003. During the quarter ended December 27, 2003 we lowered our benefits liability account $0.8 million, which completed the amortization of the $2.2 million liability.

The following table provides the components of net periodic benefit cost for our non-union plans for the three and six months ended April 2, 2005 and March 27, 2004:

	Pension Benefits
	Three Months Ended		Six Months Ended
Components of Net Periodic Benefit Costs:	4/2/05	3/27/04	4/2/05	3/27/04

Service Cost	$132	$151	$263	$302
Interest Cost	127	149	254	298
Recognized actuarial loss	75	54	150	108
Expected return on plan assets	(126)	(154)	(252)	(307)
Amortization of prior service costs	3	7	6	14

Net periodic benefit cost	$211	$207	$421	$415

It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Security Act of 1974. We previously disclosed in our financial statements for the year ended October 2, 2004 that we expected to contribute $0.4 million to our non-union plans in 2005. As of April 2, 2005 $0.6 million has been contributed.

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary disposition resolving the claims in favor of the insurers. We filed an appeal to the U.S. Court of Appeals for the Sixth Circuit.

We have a reserve of $1.6 million for the investigation and remediation expenses we estimate to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We base our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

We indemnify certain customers with regard to product liability. We have insurance policies to cover this exposure, which includes a minimal deductible to be paid by us.

Item 2 – Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Overview

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered for performance in demanding, harsh, or hazardous environments. We are known in the global industrial market by our recognized brands which include Brad Harrison®, BradPower™, BradControl™, SST™, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise extends from mechanical, electrical and electronics products to communication software products and technologies.

Woodhead operates from twenty-one locations in ten countries spanning North America, Europe and Asia/Pacific.

Results of Operations

Second quarter fiscal 2005 results compared with second quarter fiscal 2004 results

SALES
Sales in the quarter ended April 2, 2005 were $56.4 million, an increase of 10.9% compared to sales of $50.8 million for the quarter ended March 27, 2004. This improvement in sales was wholly attributable to the strong performance in the Connectivity segment. The growth in our Connectivity segment was realized due to improvements in all the major geographic regions during the quarter. Specific drivers for this year over year increase were continued gains with OEM sensor manufacturers, automotive accounts and data and telecom customers. Changes in foreign exchange rates positively impacted sales by $1.2 million for the quarter ending April 2, 2005 when compared to last year, all impacting Connectivity. For the second quarter 2005 Connectivity sales were $42.5 million, a 16.6% increase over the $36.4 million in sales reported for the second quarter 2004. We experienced growth in our North America, Europe and Asia businesses due mainly to the continued economic recovery and our initiatives started last year. In constant dollars sales in North America, Europe and Asia increased 18.9%, 6.0% and 25.5%, respectively when compared to the second quarter of 2004. Connectivity sales represented 75.4% of our total second quarter sales, which reflects our continued focus on the growth of this segment. Electrical sales were $13.9 million in the quarter ended April 2, 2005 and $14.4 million last year, a 3.5% decrease. This moderate decrease when compared to the second quarter of 2004 was the result of the timing of $0.9 million in government orders that were shipped in 2004. Electrical sales represented 24.6% of our total second quarter sales.

SALES BY REGION
In the United States, sales were $30.6 million in the second quarter of fiscal 2005 compared to $28.2 million in the second quarter of 2004. We recorded 46% and 45% of our revenues in foreign currencies during the second quarters of fiscal 2005 and 2004, respectively. Our international revenue was up 13.7% in the second quarter of fiscal 2005 when compared to last year. This increase was mainly due to the strong operating performance of our businesses in Europe and Asia and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Asia and Europe increased 25.5% and 6.0%, respectively, when compared to the second quarter of 2004. In constant dollars European sales increased in Germany, France and Italy by 16.2%, 6.2% and 7.3%, respectively. In constant dollars sales in Canada decreased 2.2% in the second quarter of 2005 due mainly to the lower sales performance with our semiconductor customers.

BACKLOG
The backlog of unfilled orders stood at $19.4 million at the end of this quarter as compared to $22.4 million a year ago, which translates to 22 and 28 average days of sales for the second quarters of 2005 and 2004, respectively. Our backlog has improved 24.9% compared to the 2004 year-end levels of $15.5 million.

GROSS PROFIT
Gross profit as a percent of sales was 37.0% in the second quarter of fiscal 2005 and 38.0% last year. Gross profit increased 2.6 points when compared to the first quarter of 2005 with increases in both segments. This improvement in sequential quarterly gross margin is evidence of our success in remedying the issues that affected our first quarter 2005 performance, particularly in our Electrical segment. Increased sales volumes are starting to improve the operating efficiencies at our manufacturing facilities. Decreases in our LIFO reserve requirement increased our gross profit by $0.1 million in the second quarter of fiscal 2005 compared to $0.3 million in the second quarter of 2004.

OPERATING EXPENSES
Operating expenses were $17.7 million in the second quarter 2005 compared to $16.8 million in the second quarter of 2004. Operating expenses in the second quarter of 2004 included a restructuring charge of $0.5 million. These expenses were 31.5% of sales in the second quarter of 2005 compared to last year’s 33.1%. This decrease as a percentage of sales was due wholly to the increased sales levels in the second quarter of 2005. The increase in second quarter 2005 operating expenses can be explained by two factors. First, foreign exchange rate changes increased 2005 operating expenses by $0.4 million. Second, we incurred $0.5 million of costs associated with Sarbanes-Oxley in order to be fully compliant by the end of the fiscal year. We expect operating expenses to remain at second quarter levels for the balance of the fiscal year

SEGMENT OPERATING INCOME
Income from operations in the second quarter of 2005 was $2.3 million in the Connectivity segment compared to $0.8 million in 2004. The combined effect of increased revenue levels and improved gross margins were the main factors in improved income from operations when compared to the second quarter of 2004. The Electrical segment recorded income from operations in the second quarter of 2005 of $1.6 million compared to $1.8 million in 2004. The decrease in income from operations was primarily due to reduced sales levels caused by the timing of government orders shipped during the second quarter of 2004.

MISCELLANEOUS INCOME / EXPENSE
Other expense in the second quarter of 2005 was $0.5 million compared to other expense of $0.4 million in the second quarter of 2004. This year over year change was primarily due to the impact of exchange rate changes.

NET INCOME
Net income in the second quarter of 2005 was $1.3 million compared to $1.0 million in 2004. Our effective tax rate was 37.0% and 36.9% for the quarters ending April 2, 2005 and March 27, 2004.

Six months fiscal 2005 results compared with six months fiscal 2004 results

SALES
Sales for the six months ended April 2, 2005 were $105.1 million an increase of 9.5% compared to sales of $96.0 million for the six months ended March 27, 2004. This increase was due mainly to the increased sales volume in the Connectivity segment and the positive impact resulting from changes in exchange rates of $3.1 million. The strong performance in the Connectivity segment was partially offset by a small sales decrease in the Electrical Segment. For the six months ended April 2, 2004 Connectivity sales were $79.4 million, a 14.1% increase over the $69.6 million in sales reported in 2004. The growth in our Connectivity segment was due to improvements in all regions during the first six months. Changes in foreign exchange rates positively impacted sales by $3.1 million for the six months ending April 2, 2005 when compared to last year. In constant dollars we experienced growth in North America, Europe and Asia of 13.7%, 2.6% and 32.8%, respectively. While we started the year slowly in Europe we are now starting to see a solid demand for our products worldwide. Connectivity sales represented 75.5% of our total sales for the first six months of 2005 compared to 72.5% of total sales for the first six months of 2004. This increase demonstrates our continued focus on this segment. Electrical sales were $25.7 million for the six months ended April 2, 2005 a 2.8% decrease compared to the $26.4 million in sales last year. This decrease was due mainly to the decrease in industrial product sales after the migration of production to Juarez, Mexico and the sale of a product line in the first quarter of 2004. Electrical sales represented 24.5% of our total sales for the first six months of 2005.

SALES BY REGION
In the United States, sales were $57.2 million for the six months ended April 2, 2005 compared to $53.8 million for the six months ended March 27, 2004. We recorded 46% and 44% of our revenues in foreign currencies during the first six months of 2005 and 2004, respectively. Our international revenue was up 13.3% in the first six months of fiscal 2005 when compared to last year. This increase was due to the improved operating performance in our foreign locations and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Canada, Europe and Asia increased 5.1%, 2.6% and 32.8%, respectively. Sales improvements in France, Germany and Italy were 3.7%, 15.1% and 2.3%, respectively.

GROSS PROFIT
Gross profit as a percent of sales was 35.8% for the first six months of fiscal 2005 and 37.3% last year. This decrease in gross profit is wholly attributable to issues in our Electrical segment during the first quarter of 2005. There were several small issues that occurred during the quarter but when combined had a significant impact on our gross profit. First, costs associated with the launch of our new Electrical consumer product, including the freight and logistics costs of getting the product from China to the individual stores, were much higher than planned. Second, freight costs associated with the final migration of production to Juarez, Mexico continued to be higher than planned due to not changing our supplier base from the Midwest. Finally, we had a temporary shift towards certain lower margin lighting products due to several large one-time orders. These issues were mostly corrected in the second quarter as evidenced by the increase in gross profit. Gross profit increased from 34.4% in the first quarter of 2005 to 37.0% in the second quarter of 2005, which relates to a 35.8% effective gross profit rate for the six months ended April 2, 2005.

OPERATING EXPENSES
Operating expenses were $34.2 million in the first six months of 2005 compared to $32.4 million in the first six months of 2004. Operating expenses include a restructuring charge of $1.1 million related to the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico in for the six months ended March 27, 2004. These expenses were 32.6% of sales in 2005 compared to last year’s 33.8%. Exchange rate changes increased operating expenses by $1.1 million in the first six months of 2005 when compared to 2004. Also contributing to the increase compared to the first six months of 2004 was the planned investment in sales and marketing initiatives, which includes the hiring of additional experienced sales professionals in North America. Although these initiatives were started during quarter 1 of 2004, the full effect on expense was not realized until the second half of 2004. Also, in 2005 we incurred $0.5 million of costs associated with Sarbanes-Oxley in order to be fully compliant by the end of the fiscal year. Contributing to the year over year increase was a $0.8 million credit in the first quarter of 2004 resulting from the reduction in our liability for retiree medical benefits.

SEGMENT OPERATING INCOME
Income from operations for the six months ended April 2, 2005 was $2.3 million in the Connectivity segment compared to $1.0 million in 2004. The combined effect of increased revenue levels and improved gross margins were the main factors in improved income from operations. The Electrical segment recorded income from operations in the first six months of 2005 of $1.9 million compared to $2.7 million in 2004. This decrease was due to reduced revenue and to the gross profit issues mentioned earlier and the small reduction in revenue.

MISCELLANEOUS INCOME
Miscellaneous income in the first six of 2005 was $1.3 million compared to $1.6 million in the first six months of 2004. Miscellaneous income in the first six months of 2005 was primarily due to the $0.7 gain realized from exchange rate changes, due primarily to a U.S. Dollar denominated loan that our Canadian subsidiary used to acquire the assets of SST in early 1998. Also included were earn-out fees of $0.3 million received for the sale of the Aero-Motive product line in the first quarter of 2004 and the gain of $0.2 million from the sale of a small product line in Germany. Miscellaneous income in the first six months of 2004 consisted mainly of a $1.2 million gain on the sale of the Aero-Motive government hose reel product line and a $0.7 million gain realized from exchange rate changes on the U.S. Dollar loan.

NET INCOME
Net income in the first six months of 2005 was $2.5 million compared to $3.0 million in 2004. Our effective tax rate was 30.6% and 21.3% for the first six months of 2005 and 2004, respectively. The low effective tax rate for the first six months of 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary. The low effective tax rate for the first six months of 2004 was due mainly to the utilization of a capital loss carryforward (which previously had a valuation allowance reported against it) to offset $0.4 million of tax on capital gains from the Aero-Motive product line sale, the tax treatment on the exchange gain on the U.S. dollar loan and the change in the effective Canadian tax rate (due to a change in tax legislation) on deferred tax assets, which resulted in a tax benefit of $0.1 million.

During the first quarter of 2005, the President of the United States signed into law both the American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004. This legislation contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a new deduction relating to U.S. manufacturing, a special one-time provision allowing earnings of certain foreign corporations to be repatriated at a lower U.S. tax rate and an extension of the research and experimentation credit. We are studying this legislation, including the impact of the repatriation provisions (as provided by FASB Staff Position 109-2) to determine if there is any impact to our future tax liability.

Financial Condition, Liquidity and Capital Resources

On April 2, 2005 we had $14.2 million in cash and short-term investments, down from $16.7 million at year-end October 2, 2004. This decrease in cash was due mainly to the operating cash flow of $3.8 million combined with spending for property, plant and equipment and our quarterly dividends.

Working capital increased to $55.7 million on April 2, 2005 compared to $52.8 million on October 2, 2004. The increase in working capital was due mainly to the increase in accounts receivable, which resulted from higher sales and the exchange rate effects on our foreign assets. Also contributing to this increase was the decrease in accrued expenses due mainly to the payment of the 2004 accrued bonus and profit sharing and a payment made under the terms of our Supplemental Executive Retirement Plan.

We continue to invest in property and equipment, including new machinery, computer systems and facilities. For the first six months of 2005 we invested $4.1 million in property, plant and equipment compared to $3.9 million in the first six months of 2004.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

On April 2, 2005 we had $30.9 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our funding agreement. At April 2, 2005 and October 2, 2004 we had no short-term borrowings.

We do not have any exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Contractual Obligations

Our contractual obligations for long-term debt, purchase obligations, capital leases and operating leases on the balance sheet remained substantially unchanged as of April 2, 2005 from the amounts disclosed as of October 2, 2004 in our Form 10-K.

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

In 1998 we entered into a foreign currency swap agreement with an AA- rated counter-party to hedge a portion of our cash flows from our Italian subsidiary. We base the fair value for our cross-currency swap on the total cost estimate to terminate the agreement. The fair value of the swap on April 2, 2005 was recorded as a $1.0 million liability.

All of our $30.9 million of long-term debt is denominated in U.S. Dollars and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary disposition resolving the claims in favor of the insurers. We filed an appeal to the U.S. Court of Appeals for the Sixth Circuit.

We have a reserve of $1.6 million for the investigation and remediation expenses we estimate to be incurred over the next 14 years to address the environmental issue at our site in Michigan. We base our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

PART II OTHER INFORMATION
Item 4 – Submission of matters to a vote of security holders

We held our Annual Meeting of Stockholders on February 3, 2005. The following proposals were adopted by the margins indicated:

1.	To vote for the election of the following nominees to the Board of Directors:

	For	Authority Withheld	Broker Non Votes
Philippe Lemaitre	11,039,062	239,708	0
Sarilee K. Norton	10,994,408	284,362	0

2.	Ratification of the appointment of Ernst & Young LLP as Woodhead Industries, Inc.‘s independent public accountants:

For	Against	Abstain	Broker Non Votes
11,163,448	95,536	19,786	0

PART II — OTHER INFORMATION
Item 6 – Exhibits

A.	Exhibits

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

WOODHEAD INDUSTRIES, INC.

Date: May 12, 2005

BY: /s/ Robert H. Fisher	BY: /s/ Joseph P. Nogal
Robert H. Fisher Vice President, Finance and C.F.O. (Principal Financial Officer)	Joseph P. Nogal Vice President, Treasurer/Controller (Principal Accounting Officer)