Form 10-Q
period 2005-07-02
WOODHEAD INDUSTRIES INC
filed 2005-08-09
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended      07/02/2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of common shares outstanding as of July 28, 2005 was 12,241,157.

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements

Woodhead Industries, Inc.
Consolidated Balance Sheets
As of July 2, 2005 and October 2, 2004
(Amounts in Thousands)

Assets	Unaudited 7/2/2005	10/2/2004
Current Assets
Cash and short-term investments	$16,866	$16,709
Accounts receivable, net	39,885	35,759
Inventories	20,580	19,106
Prepaid expenses	5,656	4,948
Refundable income taxes	2,528	2,863
Deferred income taxes	2,564	3,043

Total current assets	88,079	82,428
Property, plant and equipment, net	54,846	58,289
Other Intangible assets, net	578	643
Goodwill, net	35,479	36,769
Deferred income taxes	2,562	2,427
Other Assets	464	508

Total Assets	$182,008	$181,064

Liabilities and Stockholders’ Investment
Current Liabilities
Accounts payable	$10,428	$9,423
Accrued expenses	12,261	13,245
Income taxes payable	1,519	1,272
Current portion of long-term debt	5,700	5,700

Total current liabilities	29,908	29,640
Long-term debt	25,200	25,200
Deferred income taxes	4,839	4,451
Other liabilities	3,578	4,339

Total Liabilities	63,525	63,630

Stockholders’ investment:
Common stock at par (shares issued: 12,233 at 7/2/05 and 12,147 at 10/2/04)	12,233	12,147
Additional paid-in capital	21,251	20,236
Deferred stock compensation	(465)	(552)
Accumulated other comprehensive income	4,414	6,602
Retained earnings	81,050	79,001

Total stockholders’ investment	118,483	117,434

Total Liabilities and Stockholders’ Investment	$182,008	$181,064

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Income
For the Three and Nine Months ended July 2, 2005 and June 26, 2004
(Amounts in Thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	7/2/2005	6/26/2004	7/2/2005	6/26/2004

Net Sales	$56,958	$52,653	$162,027	$148,638
Cost of Sales	35,011	32,452	102,513	92,588

Gross Profit	21,947	20,201	59,514	56,050
Operating Expenses	17,046	16,496	51,290	47,813
Restructuring and Other Related Charges	—	113	—	1,205

Total Operating Expenses	17,046	16,609	51,290	49,018

Income From Operations	4,901	3,592	8,224	7,032
Other Expenses
Interest Expense	544	642	1,633	1,891
Interest Income	(71)	(37)	(197)	(125)
Other (Income) / Expenses, Net	195	530	(1,108)	(1,021)

Income Before Taxes	4,233	2,457	7,896	6,287

Provision For Income Taxes	1,060	847	2,180	1,663

Net Income	$3,173	$1,610	$5,716	$4,624

Earnings per share
Basic	$0.26	$0.13	$0.47	$0.39
Diluted	$0.26	$0.13	$0.47	$0.38

Weighted-average common shares outstanding
Basic	12,132	12,010	12,108	11,967
Diluted	12,238	12,188	12,260	12,177
Dividends Per Share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Cash Flows
For the Nine Months ended July 2, 2005 and June 26, 2004
(Amounts in Thousands, unaudited)

	Nine Months ended
	7/2/2005	6/26/2004
Cash flows from operating activities:
Net income for the period	$5,716	$4,624
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,904	8,654
Deferred tax expense	864	(48)
(Increase) Decrease in:
Accounts receivable	(4,619)	(5,731)
Inventories	(1,801)	(4,135)
Prepaid expenses	(929)	408
Other assets	1,080	(1,845)
(Decrease) Increase in:
Accounts payable	1,221	2,183
Accrued expenses	(2,019)	1,766
Income taxes payable	1,034	1,036
Other liabilities	(422)	1,939

Net cash flows provided by operating activities	9,029	8,851

Cash flows from investing activities:
Purchases of property, plant & equipment	(6,878)	(6.644)
Retirements or sale of property, plant & equipment	1,427	821

Net cash used for investing activities	(5,451)	(5,823)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,189	1,719
Dividend payments	(3,667)	(3,625)

Net cash used for financing activities	(2,478)	(1,906)

Effect of exchange rates	(943)	(837)

Net increase in cash and short-term investments	157	285

Cash and short-term investments at beginning of period	16,709	22,547
Cash and short-term investments at end of period	$16,866	$22,832

Supplemental cash flow data
Cash paid during the period for:
Interest	$1,037	$1,228
Income taxes	$620	$1,454

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Comprehensive Income
For the Three and Nine Months ended July 2, 2005 and June 26, 2004
(Amounts in Thousands, unaudited)

	Three Months Ended		Nine Months Ended
	7/2/2005	6/26/2004	7/2/2005	6/26/2004
Net income	$3,173	$1,610	$5,716	$4,624
Other comprehensive income:
Accumulated foreign currency translation Adjustment	(4,835)	206	(2,368)	3,463
Minimum pension liability adjustment, Net of tax	—	—	230	—
Unrealized loss on cash flow hedging Instrument	(3)	(70)	(50)	(72)

Comprehensive income, net	$(1,665)	$1,746	$3,528	$8,015

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

In December 2004 the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We are required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date. We continue to evaluate the effect of SFAS No. 123(R) on our financial statements and the related disclosures that will be required.

In January 2003 we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which generally requires that a liability for costs associated with an exit or disposal activity be expensed as incurred. Exit costs primarily consist of future minimum lease payments on vacated facilities, facility closure costs and facility consolidation costs. Employee separation costs consist primarily of severance costs. At each reporting date, we evaluate our accruals for exit costs and employee separation costs to ensure that the accruals are still appropriate. In certain circumstances, accruals are no longer required because of efficiencies in carrying out the plans or because employees previously identified for separation resigned unexpectedly and did not receive severance or were redeployed due to circumstances not foreseen when the original plans were initiated. For the quarter ending July 2, 2005 our expanded disclosure regarding restructuring and other related charges is included in Footnote No. 9.

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

In December 2003 the FASB issued SFAS No. 132(R). This statement revises employers' disclosures about pension plans and other post retirement benefit plans. SFAS No. 132(R) generally does not change the measurement or recognition standards for how employers account for pension and other post retirement benefits under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132(R) retains the disclosure requirements contained in original SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132(R) now requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. For the quarter ending July 2, 2005 our additional disclosure is included in Footnote No. 11.

3.	INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	7/2/05	10/2/04
Inventories valued using FIFO	$11,253	$10,969

Inventories valued using LIFO:
At FIFO cost	11,418	10,678
Less: Reserve to reduce to LIFO	(2,091)	(2,541)

LIFO Inventories	9,327	8,137

Total Inventories	$20,580	$19,106

Inventory composition using FIFO
Raw materials	13,165	12,066
Work-in-process and finished goods	9,506	9,581

Total Inventories at FIFO	$22,671	$21,647

Had we used the FIFO method for all inventories, net income would have been $0.2 million lower for the quarters ended July 2, 2005 and June 26, 2004. Had we used the FIFO method for all inventories, net income would have been $0.3 million and $0.4 million lower for the nine months ended July 2, 2005 and June 26, 2004, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT
	7/2/05	10/2/04
Property, plant and equipment, at cost	$154,917	$153,428
Less: Accumulated depreciation and amortization	(100,071)	(95,139)

Property, plant and equipment, net	$54,846	$58,289

During the first nine months of fiscal 2005 we purchased $6.9 million of property, plant and equipment compared to $6.6 million in the first nine months of fiscal 2004. For the quarter ended July 2, 2005 we purchased $2.7 million of property plant and equipment compared to $2.8 million for the quarter ended June 26, 2004.

5.	LONG TERM DEBT

On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that provides for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our credit agreement. On July 2, 2005 and October 2, 2004 we had no short-term borrowings.

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

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. The reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	7/2/05	6/26/04	7/2/05	6/26/04

Net Income	$3,173	$1,610	$5,716	$4,624
Earnings per share
Basic	$0.26	$0.13	$0.47	$0.39
Diluted	$0.26	$0.13	$0.47	$0.38

Weighted-average number of shares outstanding	12,132	12,010	12,108	11,967
Dilutive common stock options	106	178	152	210

Weighted-average number of shares outstanding
Plus dilutive common stock options	12,238	12,188	12,260	12,177

7.	CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,233,000 and 12,147,000 on July 2, 2005 and October 2, 2004, respectively.

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FIN 44, Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we do not recognize compensation expense related to option grants. We adopted SFAS No. 148, Accounting for Stock Based Compensation, which amended SFAS No. 123, Accounting for Stock Based Compensation. The following table, per SFAS No. 148, summarizes results as if we had recorded compensation expense for option grants during the nine months ended July 2, 2005 and June 26, 2004:

	7/2/2005	6/26/2004
Net Income
As reported	$5,716	$4,624
Stock based employee compensation cost	(887)	(1,097)

Pro forma	$4,829	$3,527
Basic earnings per share
As reported	$0.47	$0.39
Stock based employee compensation cost	(0.07)	(0.10)

Pro forma	$0.40	$0.29
Diluted earnings per share
As reported	$0.47	$0.38
Stock based employee compensation cost	(0.07)	(0.09)

Pro forma	$0.40	$0.29

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

Sales between segments were not significant. Sales in geographic areas were determined by customer location. For the quarter ending July 2, 2005 only France accounted for 10 percent or more of our total revenue and therefore was the only foreign country to meet the minimum disclosure requirements. For the nine months ending July 2, 2005 no foreign country met the minimum sales disclosure requirement. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments or geographic areas. Both segments share certain production facilities and equipment (PP&E). These assets, and related additions and depreciation, were allocated based on unit production. Geographic data on assets is based on the physical location of those assets. Corporate assets were primarily investments in subsidiaries and cash.

Three Months
(Amounts in Thousands, unaudited)
Segment data

	Net Sales		Income from Operations
	Three Months Ended		Three Months Ended
	7/2/05	6/26/04	7/2/05	6/26/04
Connectivity	$43,252	$37,790	$3,794	$1,553
Electrical	13,706	14,863	1,775	2,338
Corporate and other	—	—	(668)	(299)

Total	$56,958	$52,653	$4,901	$3,592

	Addition to long-lived assets		Depreciation and Amortization
	Three Months Ended		Three Months Ended
	7/2/05	6/26/04	7/2/05	6/26/04
Connectivity	$1,508	$1,313	$2,409	$2,298
Electrical	1,230	1,353	494	73
Corporate and other	4	122	17	32

Total	$2,742	$2,788	$2,920	$2,403

	Total Assets
	7/2/05	10/2/04
Connectivity	$139,623	$138,571
Electrical	31,643	29,967
Corporate and other	10,742	12,526

Total	$182,008	$181,064

	Three Months Ended
Reconciliation of Income from Operations to Net Income	7/2/05	6/26/04
Income from operations	$4,901	$3,592
Less: Interest income (expense), net	(473)	(605)
Other income (expense), net	(195)	(530)
Income taxes	(1,060)	(847)

Net Income	$3,173	$1,610

Geographic Data
	Net Sales
	Three Months Ended			Total Assets
	7/2/05	6/26/04		7/2/05	10/2/04

United States	$31,242	$28,754	United States	$50,867	$48,312
France	5,832	4,967	Italy	33,738	35,703
All other countries	19,884	18,932	France	24,900	24,112
			Canada	23,496	22,203
Total	$56,958	$52,653	Mexico	22,856	22,444
			All other countries	26,151	28,290

			Total	$182,008	$181,064

Nine Months
(Amounts in Thousands, unaudited)
Segment data

	Net Sales		Income from Operations
	Nine Months Ended		Nine Months Ended
	7/2/05	6/26/04	7/2/05	6/26/04
Connectivity	$122,633	$107,343	$6,139	$2,568
Electrical	39,394	41,295	3,644	5,027
Corporate and other	—	—	(1,559)	(563)

Total	$162,027	$148,638	$8,224	$7,032

	Addition to long-lived assets		Depreciation and Amortization
	Nine Months Ended		Nine Months Ended
	7/2/05	6/26/04	7/2/05	6/26/04
Connectivity	$3,744	$3,350	$7,455	$6,932
Electrical	3,105	2,460	1,363	1,618
Corporate and other	29	834	86	104

Total	$6,878	$6,644	$8,904	$8,654

	Total Assets
	7/2/05	10/2/04
Connectivity	$139,623	$138,571
Electrical	31,643	29,967
Corporate and other	10,742	12,526

Total	$182,008	$181,064

	Nine Months Ended
Reconciliation of Income from Operations to Net Income	7/2/05	6/26/04
Income from operations	$8,224	$7,032
Less: Interest income (expense), net	(1,436)	(1,766)
Other income (expense), net	1,108	1,021
Income taxes	(2,180)	(1,663)

Net Income	$5,716	$4,624

Geographic Data
	Net Sales
	Nine Months Ended			Total Assets
	7/2/05	6/26/04		7/2/05	10/2/04

United States	$88,489	$82,528	United States	$50,867	$48,312
All other countries	73,538	66,110	Italy	33,738	35,703
			France	24,900	24,112
Total	$162,027	$148,638	Canada	23,496	22,203
			Mexico	22,856	22,444
			All other countries	26,151	28,290

			Total	$182,008	$181,064

9.	RESTRUCTURING CHARGES

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

In the quarter ending June 28, 2003 we announced the closing of our Aero-Motive facility in Kalamazoo, Michigan. In addition to selling two small product lines (workstations in the fourth quarter of fiscal 2003 and government hose reels in the first quarter of 2004) that did not align strategically with our current operations, we consolidated and integrated the remaining manufacturing operations into our facility in Juarez, Mexico. The office operations have been integrated with our Northbrook, Illinois facility. The closing of this facility terminated the employment of 111 total employees, which included 64 plant employees and 47 office employees. At the end of fiscal year 2004 the facility was closed and all employees terminated.

We completed the restructuring in fiscal year 2004 and recorded restructuring and other related charges of $1.1 million in that year. We recorded $3.2 million of total restructuring charges for this action. Included in the restructuring charges were pension settlement costs of $0.4 million in fiscal 2004. The pension settlement charges were triggered by the reduction in employment levels that required us to recognize past gains and losses in our pension plan accounts. This restructuring charge, including the pension settlement charge, is comprised of the following:

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

For the nine months ended June 26, 2004 we recorded restructuring charges of $1.2 million. For the quarter ended June 26, 2004 we recorded restructuring charges of $0.1 million.

The Aero-Motive restructuring accrual accounts had the following balances at September 27, 2003 and October 2, 2004:

Restructuring Reserve
Balance at 9/27/2003	$859

Charged to expense in fiscal 2004	1,093
Less: depreciation non-cash expense	(15)
Cash paid in 2004	1,967

Balance at 10/2/2004	—

There was no activity for the nine months and quarter ending July 2, 2005 and the accrual balance remained zero.

10.	INCOME TAX EXPENSE

Our effective tax rate for the quarter ending July 2, 2005 was 25.0% compared to 34.5% for the quarter ending June 26, 2004. Our effective tax rate was 27.6% and 26.5% for the first nine months of 2005 and 2004, respectively. The lower effective tax rate for the quarter ending July 2, 2005 is due to a tax benefit related to the reversal of a $0.5 million income tax contingency accrual resulting from the Internal Revenue Service completing the audit of our fiscal 2002 income tax return. The lower effective tax rate for the first nine months of 2004 was due mainly to the utilization of a capital loss carryforward (which previously had a valuation allowance recorded against it) to offset $0.4 million of tax on capital gains from an Aero-Motive product line sale and the change in the effective Canadian tax rate (due to a change in legislation) on deferred tax assets, which resulted in a tax benefit of $0.1 million.

11.	BENEFIT PLANS

Beginning in April 2003, our post-retirement benefit plan was modified to require retired participants to fund the total cost of the retiree medical program. At September 28, 2002 we had accrued post-retirement benefit costs, which were included in our consolidated balance sheet in the amount of $2.2 million. At December 27, 2003 we had no liability for any of these post-retirement benefit costs and the reduction of this $2.2 million liability was amortized over the period from April 1, 2003 to December 27, 2003. During the quarter ended December 27, 2003 we lowered our benefits liability account $0.8 million, which completed the amortization of the $2.2 million liability.

The following table provides the components of net periodic benefit cost for our non-union plans for the three and nine months ended July 2, 2005 and June 26, 2004:

	Pension Benefits
	Three Months Ended		Nine Months Ended
Components of Net Periodic Benefit Costs:	7/2/05	6/26/04	7/2/05	6/26/04
Service Cost	$224	$151	$487	$453
Interest Cost	192	149	446	447
Recognized actuarial loss	95	54	245	162
Expected return on plan assets	(187)	(154)	(439)	(462)
Amortization of prior service costs	14	7	20	21
Settlement Expense	99	—	99	—

Net periodic benefit cost	$437	$207	$858	$621

It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Security Act of 1974. We previously disclosed in our financial statements for the year ended October 2, 2004 that we expected to contribute $0.4 million to our non-union plans in 2005. As of July 2, 2005 we have contributed $0.6 million, which is our current full year estimate.

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

Results of Operations

Third quarter fiscal 2005 results compared with third quarter fiscal 2004 results

SALES
Sales in the quarter ended July 2, 2005 were $57.0 million, an increase of 8.2% compared to sales of $52.7 million for the quarter ended June 26, 2004. This improvement in sales was wholly attributable to the strong performance in the Connectivity segment. While the growth in our Connectivity segment was realized in all major geographic regions, the primary driver for the increased growth was North America, which posted a 22.4% increase in revenue and is the region where we have invested in sales, marketing and engineering initiatives since early fiscal 2004. In Connectivity, foreign exchange rates changes positively impacted sales by $0.9 million for the quarter ending July 2, 2005 when compared to last year. For the third quarter 2005 Connectivity sales were $43.3 million, a 14.5% increase over the $37.8 million in sales reported for the third quarter 2004. We experienced solid growth in North America but the soft economic environment in Europe, particularly Italy, slowed our total growth. In constant dollars sales in North America, Europe and Asia increased 20.5%, 3.9% and 5.8%, respectively when compared to the third quarter of 2004. Connectivity sales represented 75.9% of our total third quarter sales, which reflects our continued focus on the growth of this segment. Electrical sales were $13.7 million in the quarter ended July 2, 2005 and $14.9 million last year, a 7.8% decrease. This decrease when compared to the third quarter of 2004 was the result of $2.2 million in non-recurring government sales last year. Electrical sales represented 24.1% of our total third quarter sales.

SALES BY REGION
In the United States, sales were $31.2 million in the third quarter of fiscal 2005 compared to $28.8 million in the third quarter of 2004. We recorded 45% of our revenues in foreign currencies during the third quarters of fiscal 2005 and 2004. Our international revenue was up 7.6% in the third quarter of fiscal 2005 when compared to last year. This increase was mainly due to the operating performance of our businesses in Europe, Canada, and Asia and the favorable impact from foreign exchange rate changes. In constant dollars, sales in Europe, Canada and Asia increased 3.9%, 3.0% and 5.8%, respectively, when compared to the third quarter of 2004. In constant dollars European sales increased in France, the U.K. and Germany by 13.6%, 7.5% and 6.1%, respectively. In constant dollars sales in Italy decreased 11.7% in the third quarter of 2005 due mainly to the softening economic environment.

BACKLOG
The backlog of unfilled orders stood at $16.2 million at the end of this quarter as compared to $18.8 million a year ago, which translates to 18 and 23 average days of sales in 2005 and 2004, respectively. Our backlog has improved 4.5% compared to the 2004 year-end levels of $15.5 million.

GROSS PROFIT
Gross profit as a percent of sales was 38.5% in the third quarter of fiscal 2005 and 38.4% last year. Gross profit increased 1.5 points when compared to the second quarter of 2005. This improvement in sequential quarterly gross margin is evidence of our success in remedying the issues that affected our first quarter 2005 performance in our Electrical segment. Gross Profit in our Electrical segment has increased 7.7 points from the first quarter of 2005. Increased sales volumes have improved the operating efficiencies at our manufacturing facilities. Decreases in our LIFO reserve requirement increased our gross profit by $0.2 million in the third quarter of fiscal 2005 compared to $0.3 million in the third quarter of 2004.

OPERATING EXPENSES
Operating expenses were $17.0 million in the third quarter 2005 compared to $16.6 million in the third quarter of 2004. Operating expenses in the third quarter of 2004 included a restructuring charge of $0.1 million. These expenses were 29.9% of sales in the third quarter of 2005 compared to last year’s 31.5%. This decrease as a percentage of sales was due wholly to the increased sales levels in the third quarter of 2005. The increase in third quarter 2005 operating expenses is due to two factors. First, we incurred $0.7 million of costs associated with Sarbanes-Oxley. Second, foreign exchange rate changes increased 2005 operating expenses by $0.3 million.

SEGMENT OPERATING INCOME
Income from operations in the third quarter of 2005 was $3.8 million in the Connectivity segment compared to $1.6 million in 2004. The combined effect of increased revenue and improved gross margins were the main factors in the improvement. The Electrical segment recorded income from operations in the third quarter of 2005 of $1.8 million compared to $2.3 million in 2004. The decrease in income from operations was primarily due to the non-recurring government shipments in the third quarter of 2004.

MISCELLANEOUS INCOME / EXPENSE
Other expense in the third quarter of 2005 was $0.2 million compared to other expense of $0.5 million in the third quarter of 2004. This year over year change was primarily due to the impact of exchange rate changes.

NET INCOME
Net income in the third quarter of 2005 was $3.2 million compared to $1.6 million in 2004. Our effective tax rate was 25.0% and 34.5% for 2005 and 2004. The lower effective tax rate for the quarter ending July 2, 2005 is due to a tax benefit related to the reversal of a $0.5 million income tax contingency accrual resulting from the Internal Revenue Service completing the audit of our fiscal 2002 income tax return.

Nine months fiscal 2005 results compared with Nine months fiscal 2004 results

SALES
Sales for the nine months ended July 2, 2005 were $162.0 million an increase of 9.0% compared to sales of $148.6 million for the nine months ended June 26, 2004. This increase was wholly attributable to the increased sales volume in the Connectivity segment and the positive impact resulting from changes in exchange rates of $4.0 million. The strong performance in the Connectivity segment was partially offset by a small sales decrease in the Electrical Segment. For the first nine months of 2005 Connectivity sales were $122.6 million, a 14.2% increase over the $107.3 million in sales reported in 2004. The growth in our Connectivity segment was due to improvements in all regions during the first nine months. Changes in foreign exchange rates positively impacted sales by $4.0 million for the nine months ending July 2, 2005 when compared to last year. In constant dollars we experienced growth in North America, Europe and Asia of 16.0%, 3.1% and 21.4%, respectively. Growth in Europe is slowing, particularly in Italy, due to a weakening economic environment. Connectivity sales represented 75.7% of our total sales for the first nine months of 2005 compared to 72.2% of total sales for the first nine months of 2004. This increase demonstrates our continued focus on this segment. Electrical sales were $39.4 million for first the nine months of 2005 a 4.6% decrease compared to the $41.3 million in sales last year. This decrease was due mainly to the decrease in industrial product sales after the migration of production to Juarez, Mexico and the $3.1 million of non-recurring government sales that occurred in 2004. Electrical sales represented 24.3% of our total sales for the first nine months of 2005.

SALES BY REGION
In the United States, sales were $88.5 million for the nine months ended July 2, 2005 compared to $82.5 million for the nine months ended June 26, 2004. We recorded 45% and 44% of our revenues in foreign currencies during the first nine months of 2005 and 2004, respectively. Our international revenue was up 11.2% in the first nine months of fiscal 2005 when compared to last year. This increase was due to the improved operating performance in our foreign locations and the $4.0 million of favorable impact from foreign exchange rate changes. In constant dollars, sales in Canada, Europe and Asia increased 4.4%, 3.1% and 21.4%, respectively. Sales improvements in France and Germany were 7.2% and 11.7%, respectively. Sales declined in the U.K. and Italy by 2.5% and 2.9%, respectively when comparing nine months 2005 compared to 2004.

GROSS PROFIT
Gross profit as a percent of sales was 36.7% for the first nine months of fiscal 2005 and 37.7% last year. This decrease in gross profit is wholly attributable to issues in our Electrical segment during the first quarter of 2005. There were several small issues that occurred during that quarter when combined had a significant impact on our gross profit. First, costs associated with the launch of our new Electrical consumer product, including the freight and logistics costs of getting the product from China to the individual stores, were much higher than planned. Second, freight costs associated with the final migration of production to Juarez, Mexico were higher than planned due to not changing our supplier base from the Midwest. Finally, we had a temporary shift towards certain lower margin lighting products due to several large one-time orders. These issues were mostly corrected in the second and third quarter as evidenced by the increase in gross profit. Gross profit increased from 34.4% in the first quarter of 2005 to 38.5% in the third quarter of 2005.

OPERATING EXPENSES
Operating expenses were $51.3 million in the first nine months of 2005 compared to $49.0 million in the first nine months of 2004. Operating expenses in 2004 included a restructuring charge of $1.2 million related to the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico. These expenses were 31.7% of sales in 2005 compared to last year’s 33.0%. Exchange rate changes increased operating expenses by $1.4 million in the first nine months of 2005 when compared to 2004. Also contributing to the year-to-year increase was the planned investment in sales and marketing initiatives, which included hiring additional experienced sales professionals in North America. Although these initiatives were started during quarter 1 of 2004, the year to date effect on expense was not realized until the second half of 2004. Also, in 2005 we have incurred $1.3 million of costs associated with Sarbanes-Oxley compliance efforts and we had a $0.8 million credit in the first quarter of 2004 resulting from the reduction in our liability for retiree medical benefits.

SEGMENT OPERATING INCOME
Income from operations for the nine months ended July 2, 2005 was $6.1 million in the Connectivity segment compared to $2.6 million in 2004. The combined effect of increased revenue levels and improved gross margins were the main factors in improved income from operations. The Electrical segment recorded income from operations in the first nine months of 2005 of $3.6 million compared to $5.0 million in 2004. This decrease was due to reduced revenue and to the gross profit issues mentioned earlier.

MISCELLANEOUS INCOME
Miscellaneous income in the first nine of 2005 was $1.1 million compared to $1.0 million in the first nine months of 2004. Miscellaneous income in the first nine months of 2005 was primarily due a $0.5 million gain realized from exchange rate changes, due primarily to a U.S. dollar denominated loan that our Canadian subsidiary used to acquire the assets of SST in early 1998. Also included were earn-out fees of $0.3 million received for the sale of the Aero-Motive product line in the first quarter of 2004 and the gain of $0.2 million from the sale of a small product line in Germany. Miscellaneous income in the first nine months of 2004 consisted mainly of a $1.2 million gain on the sale of the Aero-Motive government hose reel product line.

NET INCOME
Net income in the first nine months of 2005 was $5.7 million compared to $4.6 million in 2004. Our effective tax rate was 27.6% and 26.5% for the first nine months of 2005 and 2004, respectively. The low effective rate for the first nine months of 2005 was due mainly to the reversal of a $0.5 million accrued tax contingency as a result of the Internal Revenue Service completing its audit of our fiscal 2002 income tax return. The low effective tax rate for the first nine months of 2004 was due mainly to the utilization of a capital loss carryforward (which previously had a valuation allowance reported against it) to offset $0.4 million of tax on capital gains from the Aero-Motive product line sale and the tax treatment on the exchange gain on the U.S. dollar loan.

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

Financial Condition, Liquidity and Capital Resources

On July 2, 2005 we had $16.9 million in cash and short-term investments, up slightly from $16.7 million at year-end October 2, 2004. This slight increase in cash was due mainly to the operating cash flow of $9.0 million offset by spending for property, plant and equipment and our quarterly dividends.

Working capital increased to $58.2 million on July 2, 2005 compared to $52.8 million on October 2, 2004. The increase in working capital was due mainly to the increase in accounts receivable, which resulted from higher sales and the exchange rate effects on our foreign assets. Also contributing to this increase was the decrease in accrued expenses due mainly to the payment of the 2004 accrued bonus and profit sharing and a payment made under the terms of our Supplemental Executive Retirement Plan.

We continue to invest in property and equipment, including new machinery, computer systems and facilities. For the first nine months of 2005 we invested $6.9 million in property, plant and equipment compared to $6.6 million in the first nine months of 2004.

Our cash and short-term investments are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

On July 2, 2005 we had $30.9 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This revolving credit agreement provides that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our funding agreement. At July 2, 2005 and October 2, 2004 we had no short-term borrowings.

We do not have any exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Contractual Obligations

Our contractual obligations for long-term debt, purchase obligations, capital leases and operating leases on the balance sheet remained substantially unchanged as of July 2, 2005 from the amounts disclosed as of October 2, 2004 in our Form 10-K.

Contingent Liabilities and Environmental Matters

Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. For additional details on contingent liabilities and the environmental matters, see Footnote No. 12.

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

In 1998 we entered into a foreign currency swap agreement with an AA- rated counter-party to hedge a portion of our cash flows from our Italian subsidiary. We base the fair value for our cross-currency swap on the total cost estimate to terminate the agreement. The fair value of the swap on July 2, 2005 was recorded as a $0.5 million liability.

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

Date: August 9, 2005

BY: /s/ Robert H. Fisher	BY: /s/ Joseph P. Nogal
Robert H. Fisher Vice President, Finance and C.F.O. (Principal Financial Officer)	Joseph P. Nogal Vice President, Treasurer/Controller (Principal Accounting Officer)