Form 10-K
period 2005-10-01
WOODHEAD INDUSTRIES INC
filed 2005-12-15
CIK 108215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2005

Commission file number 0-5971

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

WOODHEAD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-1982580
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Parkway North, Suite 550, Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

(847) 236-9300

Registrants Telephone Number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT

Common Stock, Par Value $1.00	NASDAQ
Preferred Stock Purchase Rights	NASDAQ
(Title of Class)	(Exchange on which registered)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 2, 2005 was $162,720,393. The number of common shares outstanding as of November 16, 2005 was 12,258,957.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of

registrant to be held February 2, 2006 is incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

GENERAL

Woodhead Industries, Inc. (the Company, which may be referred to as “we”, “us”, or “our”) is engaged in two business segments serving a diverse group of customers and industries worldwide. We develop, manufacture and market network and electrical infrastructure products engineered to perform in harsh, demanding and hazardous industrial environments.

Where reference is made in any Item of this Annual Report on Form 10-K to information in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on February 2, 2006, such information shall be deemed to be incorporated therein by such reference.

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

PRODUCTS

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered to perform in harsh, demanding and hazardous industrial environments. We are known in the global industrial market by our recognized brands that include Brad Harrison®, BradPower™, BradControl™, SST™, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise ranges from mechanical, electrical and electronics to communication software products and technologies.

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

BACKLOG

The backlog of unfilled orders was $16.3 million, $15.5 million and $16.0 million at the end of fiscal years 2005, 2004 and 2003, respectively. The 2005 Connectivity segment backlog was up 8.4% compared to prior year. This increase in the backlog of our Connectivity segment was due mainly to increases in our North American operations. The 2005 Electrical backlog was down 8.7% compared to 2004.

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

ENVIRONMENTAL MATTERS

Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate, or mitigate the effects on the environment of the release of certain substances at one of our former manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. Additional details on the environmental exposure can be found in Note 16 of the Notes to Consolidated Financial Statements.

EMPLOYEES

At the end of fiscal year 2005 we had 1,541 full-time employees.

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

International-based revenues and substantial international assets expose the company to currency exchange rate fluctuations. We continue to evaluate the economic and operational impact of all foreign currencies, including its impact on competition, pricing, and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen and corrected, or that no material disruption will occur in our businesses.

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

Location	Floor Area	Business Segment
Waterloo, Canada	60,000 sq. ft.	Connectivity
Paderno, Italy	23,000 sq. ft.	Connectivity
Mississauga, Canada	20,000 sq. ft.	Connectivity
Deerfield, Illinois	11,600 sq. ft.	Corporate Headquarters
Lagny-Sur-Marne, France	6,500 sq. ft.	Connectivity
Cusano Milanino, Italy	6,500 sq. ft.	Connectivity
Genoa, Italy	3,300 sq. ft.	Connectivity
Toh Tuck, Singapore	3,000 sq. ft.	Connectivity
Caudebec-lès-Elbeuf, France	2,000 sq. ft.	Connectivity
Leinfelden, Germany	4,500 sq. ft.	Connectivity
Tokyo, Japan	1,700 sq. ft.	Connectivity
Shanghai, China	1,550 sq. ft.	Connectivity
Nagoya, Japan	1,200 sq. ft.	Connectivity
Livonia, Michigan	1,000 sq. ft.	Electrical

We believe we have sufficient capacity available to meet our needs in fiscal year 2006.

ITEM 3.	LEGAL PROCEEDINGS

Selected financial information related to current legal proceedings is contained in Note 16 of the Notes to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2005, which ended on October 1, 2005, there were no matters submitted to a vote of security holders either through solicitation of proxies or otherwise.

Executive Officers of the Registrant

All officers are elected each year at the Annual Meeting of the Board of Directors, which is held immediately following the Annual Meeting of Stockholders. The next Annual Meeting of Stockholders will be held on February 2, 2006. The name, age, executive office, position held since and principal occupation and employment during at least the past five years for each of our executive officers as of October 1, 2005, are as follows:

Name	Age	Position	Position held since
Philippe Lemaitre	56	Chairman, President and Chief Executive Officer	August 2003

Robert H. Fisher	57	Vice President of Finance, Chief Financial Officer	December 2000

Michael H. Gies	46	Vice President, E.V.P. Woodhead Europe	December 2004

Robert A. Moulton	56	Vice President, Human Resources	May 1987

Joseph P. Nogal	50	Vice President, Treasurer/Controller and Assistant Secretary	January 1999

Robert J. Tortorello	56	Vice President, General Counsel and Secretary	January 1991

Duane E. Wiedor	47	Vice President, E.V.P. Woodhead North America	January 2003

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

Mr. Michael H. Gies joined Woodhead in January 2000 as Vice President, Marketing and Product Development, Daniel Woodhead Company. He was appointed President, Aero-Motive Company in February 2002. In January 2003 he was elected a Corporate Vice President and Executive Vice President, Global Marketing, Connectivity. In August 2003 he was appointed Vice President, Corporate Development and Strategy. In December 2004 he became Executive Vice President, Woodhead Europe.

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

Mr. Robert J. Tortorello became our General Counsel and Secretary in June 1987. He was elected Corporate Vice President in January 1991.

Mr. Duane E. Wiedor joined Woodhead in April 2001 as President, Aero-Motive Company. In February 2002 he was appointed President, Woodhead Connectivity, N.A. and North American Operations. In January 2003 he was elected a Corporate Vice President and Executive Vice President, Woodhead Connectivity, N.A. In October 2004 he became Executive Vice President, Woodhead North America. He previously served as Business Development Manager/Production Manager at Tessy Plastics Incorporated from 1998 to 2001.

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

Financial Profile

(Amounts in thousands; except per share data, employees and stockholders)

	Fiscal Years Ended
	2005	2004	2003	2002[1]	2001[1]
OPERATIONS
Net sales	$215,036	$201,735	$179,038	$170,179	$190,186
Cost of sales	135,400	125,665	112,991	107,770	114,493
Gross profit	79,636	76,070	66,047	62,409	75,693
% of net sales	37.0%	37.7%	36.9%	36.7%	39.8%
Operating expenses	68,036	66,181	56,855	54,466	56,978
% of net sales	31.6%	32.8%	31.8%	32.0%	30.0%
Interest and other expenses	223	33	(39)	2,820	5,159
Income before income taxes	11,377	9,856	9,231	5,123	13,556
% of net sales	5.3%	4.9%	5.2%	3.0%	7.1%
Provision for income taxes	2,991	1,818	3,392	2,578	5,722
Income from continuing operations	8,386	8,038	5,839	2,545	7,834
% of net sales	3.9%	4.0%	3.3%	1.5%	4.1%
Income from discontinued operations	—	—	730	—	—
% of net sales	—	—	0.4%	—	—
Net income	$8,386	$8,038	$6,569	$2,545	$7,834
% of net sales	3.9%	4.0%	3.7%	1.5%	4.1%

Earnings per share, basic
From continuing operations	$0.69	$0.67	$0.50	$0.22	$0.68
From discontinued operations	—	—	0.06	—	—
Net income	$0.69	$0.67	$0.56	$0.22	$0.68
Earnings per share, diluted
From continuing operations	$0.68	$0.66	$0.49	$0.22	$0.66
From discontinued operations	—	—	0.06	—	—
Net income	$0.68	$0.66	$0.55	$0.22	$0.66
Dividends per share	$0.40	$0.40	$0.36	$0.36	$0.36
Weighted average common shares outstanding, diluted	12,266	12,202	11,930	11,829	11,810

OTHER DATA
Net cash flows provided by operating activities	15,798	12,350	17,479	24,524	23,435
Net cash (used for) provided by investing activities	(7,629)	(6,991)	21	(7,011)	(24,601)
Net cash (used for) financing activities	(8,965)	(8,524)	(6,827)	(6,370)	(3,519)
Interest expense, net	1,644	2,337	2,862	2,895	3,125
Depreciation and amortization	11,799	11,048	11,115	10,366	11,221
Engineering and product development	11,905	11,430	8,918	8,261	7,822

YEAR-END POSITIONS
Total assets	$178,380	$181,064	$173,856	$166,651	$166,868
Total liabilities	57,701	63,630	65,406	69,306	74,149
Working capital (Current assets less current liabilities)	54,782	52,788	48,247	38,963	41,438
Current ratio	2.9 to 1	2.8 to 1	2.7 to 1	2.4 to 1	2.7 to 1
Stockholders’ investment	120,679	117,434	108,450	97,345	92,719
Long-term debt	19,500	25,200	30,900	36,600	45,400
Book value per share	$9.84	$9.67	$9.03	$8.24	$8.02
Number of employees	1,541	1,558	1,506	1,490	1,534
Number of stockholders	374	386	395	402	407

1.	The company adopted SFAS No. 142 in 2002. Goodwill amortization was $1.5 million in fiscal years 2001 and 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 2005, 2004 and 2003

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered to perform in demanding, harsh or hazardous environments. We are known in the global industrial market by our recognized brands which include Brad Harrison®, BradPower™, BradControl™ SST™, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise extends from mechanical, electrical and electronics products to communication software products and technologies.

Woodhead operates from twenty-one locations in ten countries spanning North America, Europe and Asia/Pacific.

Sales

Our sales increased 6.6% in fiscal 2005 when compared to 2004. Sales increased 12.7% and 5.2% in fiscal years 2004 and 2003, respectively. It is important to note that as a result of being on a statistical fiscal calendar, the fiscal 2004 fourth quarter and full year had one more week of operations than the same periods in 2003 and 2005. This impacts all full year revenue year-over-year comparisons shown below by 2.0 points.

Total revenue for fiscal year 2005 was $215.0 million compared to $201.7 million in fiscal 2004, a 6.6% increase. This increase was wholly attributable to the increased sales in our Connectivity segment and the positive impact resulting from changes in exchange rates. The growth in our Connectivity segment was due mainly to the success of our growth initiatives in North America and improved operating results in North America and Asia. Also contributing to this increase were the positive effects from changes in exchange rates, which accounted for $4.1 million or 2.0 points of the increase. Partially offsetting these increases were the decreases in our Electrical segment due mainly to several large non-recurring government orders that were shipped in the second and third quarters of 2004. In constant dollars we recorded sales increases in North America and Asia of 7.2% and 14.5%, respectively. In Europe we recorded a 1.9% decrease in sales.

Connectivity segment sales were $162.3 million in fiscal 2005 compared to $147.0 million in fiscal 2004, a 10.4% increase. Favorable exchange rates accounted for $4.1 million of the increase and we experienced solid growth in North America and Asia. In constant dollars sales increased in North America by 15.3% due mainly to increases in our U.S. physical media and U.S. copper and fiber assemblies of 13.8% and 33.5%, respectively. In constant dollars sales increased in Canada, Japan and Asia by 6.7%, 13.5% and 16.8%, respectively. Although constant dollar sales declined in Europe by 1.9% we recorded increases in both Germany and France of 5.3% and 4.7%, respectively. Connectivity sales represented 75.5% of total sales in fiscal 2005 compared to 72.9% in fiscal 2004.

Electrical segment sales were $52.7 million in fiscal 2005 compared to $54.7 million in fiscal 2004, a 3.6% decrease. This decrease is due to the non-recurrence of several large government orders in 2004, which totaled $3.1 million. Electrical segment sales represented 24.5% of total sales in fiscal 2005 compared to 27.1% in fiscal 2004.

Sales volume in 2005 compared to 2004 was also positively impacted by slightly higher selling prices (less than 1%), which resulted from increased prices in the United States.

Total revenue for fiscal year 2004 was $201.7 million compared to $179.0 million in fiscal 2003, a 12.7% increase. Sales increased mainly due to the implementation of several sales, marketing and engineering initiatives in early 2004 and the strengthening business climate in both the U.S. and international manufacturing markets. Also contributing to the increase were the positive effects from changes in exchange rates, which accounted for $8.9 million or 5.0 points of the increase, and an additional week of operations during fiscal 2004 due to our statistical calendar. Partially offsetting these increases were $4.4 million of lost revenue from the divestiture of two Aero-Motive product lines and $8.5 million of lost revenue from a North American OEM account in the data communication industry. We recorded sales improvements in all regions of the world. In constant dollars, sales increased in North America, Europe and Asia by 3.8%, 12.6% and 46.3%, respectively.

Connectivity segment sales were $147.0 million in fiscal 2004 compared to $126.3 million in fiscal 2003, a 16.4% increase. Favorable exchange rates accounted for $8.9 million of the increase and we experienced solid growth in Germany, Italy, Japan and France. This growth was partially offset by the lost revenue of a North American OEM mentioned above. Connectivity sales represented 72.9% of our total sales in fiscal 2004 compared to 70.6% in fiscal 2003.

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

Sales by Region

Sales to customers in the United States were $119.3 million, $111.4 million and $107.3 million in 2005, 2004 and 2003, respectively.

Sales to customers outside the U.S. were $95.8 million in 2005, $90.4 million in 2004 and $71.7 million in 2003. Canadian sales increased 19.4% due to the positive effects from change in the exchange rate and the strong Connectivity business. Sales in the Far East increased 16.5% while sales in France and Germany increased 9.1% and 9.6%, respectively. These increases in Europe were partially offset by decreased sales levels in the U.K. and Italy due to weak economic conditions.

European sales increased 26.1% in fiscal 2004 mainly due to the positive effect from changes in exchange rates and strong performance in Germany, Italy and France. Sales in 2004 to customers in Canada and Asia increased by 14.0% and 56.9%, respectively. The increase in Canada was mainly due to the positive effect from changes in the Canadian dollar and the increase in our SST product line sales.

We collected 45% of our revenue in foreign currencies in both fiscal 2005 and 2004 and 40% in fiscal 2003.

Backlog

The backlog of unfilled orders was $16.3 million, $15.5 million and $16.0 million at the end of 2005, 2004 and 2003, respectively.

The fiscal 2005 Connectivity segment backlog was up 8.4% when compared to fiscal 2004. This increase in the backlog of our Connectivity segment was due mainly to increases in our North American operations. The Electrical segment recorded an 8.7% decrease in backlog when compared to fiscal 2004.

The 2004 Connectivity segment backlog was $12.7 million, up 5.7% from $12.0 million in fiscal 2003. The Electrical segment backlog decreased from $4.0 million in fiscal 2003 to $2.8 million in fiscal 2004, a 29.4% decrease. This decrease was due to the divestiture of the Aero-Motive product line during 2004.

Gross Profit

In 2005 gross profit as a percent of sales decreased to 37.0% from 37.7% in fiscal 2004. This decrease in gross profit was due mainly to issues that occurred in our Electrical segment during the first and fourth quarters of

2005. There were several small issues that occurred during the first quarter when combined had a significant impact on our gross profit. First, costs associated with the launch of our new Electrical consumer product, including the freight and logistics costs of getting the product from China to the individual stores, were much higher than planned. Second, freight costs associated with the final migration of production to Juarez, Mexico were higher than planned due to not changing our supplier base from the Midwest. Finally, we had a temporary shift towards certain lower margin lighting products due to several large one-time orders. While substantial progress was made on these issues during the year, their impact materially affected full year results. In the fourth quarter the Electrical margin was adversely impacted by higher LIFO and freight costs. Connectivity product margins improved year-over-year primarily due to better plant utilization, increases in our copper and fiber product lines and improved operations in Asia. On a consolidated level our gross profit increased from 34.4% in the first quarter of 2005 to 38.0% in the fourth quarter of 2005.

In 2004 gross profit as a percent of sales increased to 37.7% from 36.9% in fiscal 2003. During the year we started to show improvements in our gross margins as our operating efficiencies improved due to the increase in sales volume. Partially offsetting these favorable improvements to gross margins were increases in commodity prices, reductions in selling prices (mainly in our North American operations), start-up costs associated with the Aero-Motive production move to Mexico and lower margins in the telecommunications market.

Operating Expenses

Operating expenses as a percent of sales were 31.6% in 2005, 32.8% in 2004 and 31.8% in 2003.

Operating expenses increased to $68.0 million in fiscal 2005 up from $66.2 million in fiscal 2004, a 2.8% increase. The major increases in 2005 operating expenses were $2.4 million of incremental expense associated with Sarbanes-Oxley compliance, $1.5 million from changes in foreign exchange rates when compared to fiscal 2004 and the non-recurrence of a $0.8 million credit from the reduction in our liability for retiree medical benefits that occurred in fiscal 2004. Partially offsetting these increases were $1.6 million of reduced costs associated with our Management Incentive Plan, the elimination of the $1.1 million of restructuring charges related to the migration of our operations from our Aero-Motive subsidiary to Juarez, Mexico and the extra fiscal week, which was worth approximately $1.0 million.

Operating expenses increased to $66.2 million in fiscal 2004 from $56.9 million in fiscal 2003, a 16.4% increase. Operating expenses, excluding the Aero-Motive restructuring charge, were $65.1 million in fiscal 2004 compared to $54.8 million in fiscal 2003, an 18.8% increase. The increase in operating expenses was driven by the planned growth initiatives in sales, marketing and engineering. Included in these growth initiatives were the hiring of additional experienced sales professionals in North America, a branding study to maximize the value of our brand names, the development of a new E-Catalog, the improvement of our marketing tools and programs to increase our customer awareness. Changes in exchange rates had a negative impact of $2.7 million on fiscal 2004 operating expenses and an additional week of operations due to our statistical calendar contributed approximately $1.0 million to the increase. Also contributing to the year-over-year increase was the modification of our retiree medical program. In fiscal 2004 this change resulted in a credit of $0.8 million compared to the credit of $1.5 million in fiscal 2003. The Aero-Motive restructuring program was completed with charges in fiscal 2004 of $1.1 million compared to $2.1 million in fiscal 2003. Included in the 2004 restructuring charge was $0.4 million of pension settlement expense triggered by reduced employment levels that required us to recognize past gains and losses in our pension plan accounts.

Segment Operating Income

Income from operations in our Connectivity segment increased to $9.7 million or 6.0% of sales in fiscal 2005 compared to $4.6 million or 3.1% of sales in 2004. The combined effect of increased revenue, better plant utilization and improved gross margins were the main factors in improved income from operations. Gross margins in our Connectivity segment increased to 37.0% in fiscal 2005 from 35.8% in fiscal 2004. These factors were partially offset by increased operating expenses for the segment. Income from operations in our Electrical segment decreased to $4.8 million or 9.1% of sales from $6.6 million or 12.0% of sales in 2004. This decrease in income from operations was due to reduced revenue, a shift in product mix and the gross profit issues mentioned earlier. These factors were partially offset by lower operating expenses in fiscal 2005 caused primarily by the decrease in incentive paid under the 2005 Management Incentive Plan and no restructuring expense in 2005.

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

Interest (Income) / Expense

Interest expense was $1.9 million in 2005, $2.5 million in 2004 and $3.1 million in 2003 primarily for interest paid on our long-term debt incurred in connection with the mPm and SST acquisitions in 1998. When comparing fiscal 2005 to fiscal 2004 the decrease in interest was due to paying off $5.7 million of our senior guaranteed notes at the end of fiscal 2004. Also reducing our fiscal 2005 interest expense was a credit for the capitalization of interest related to the implementation of a global ERP and financial reporting system.

The decrease in interest expense during fiscal 2004 was due to a $4.2 million reduction in our senior guaranteed notes, which occurred on September 30, 2003.

Other (Income) / Expense

Other (income)/expense in 2005 was ($1.4) million compared to ($2.3) million in 2004. The 2005 income consisted mainly of $0.8 million gains realized from exchange rate changes on a U.S. Dollar denominated loan in Canada. Also included in fiscal 2005 were earn-out fees of $0.3 million received for the sale of the Aero-Motive product line in the first quarter of 2004 and the gain of $0.2 million from the divestiture of a small product line in Germany.

Other (income)/expense in 2004 was ($2.3) million compared to ($2.9) million in 2003. The 2004 income consisted mainly of a $1.2 million gain on the divestiture of the Aero-Motive government hose reel product line and a $1.0 million gain realized from exchange rate changes on the U.S. Dollar denominated loan.

Income from Continuing Operations

Income from continuing operations was $8.4 million, or 3.9% of net sales, in 2005, $8.0 million, or 4.0% of net sales, in 2004 and $5.8 million, or 3.3% of net sales, in 2003.

The increase in income from continuing operations in fiscal 2005 was mainly due to increased revenue and the increased margins in our Connectivity segment. These two factors were partially offset by increased operating expenses and a higher effective tax rate in fiscal 2005. The fiscal 2005 effective tax rate was 26.3% compared to 18.4% in fiscal 2004.

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

Net Income

Net income was $8.4 million, or 3.9% of net sales, in 2005, $8.0 million, or 4.0% of net sales, in 2004 and $6.6 million, or 3.7% of net sales, in 2003.

The 2005 increase in net income was due to the increase in income from continuing operations and the reduced interest expense, which was partially offset by lower other income and the higher effective tax rate.

The 2004 increase in net income was due to the increase in income from continuing operations, the reduced interest expense, lower other income and the lower effective tax rate.

Our effective tax rate was 26.3% in 2005, 18.4% in 2004 and 34.1% in 2003.

In 2005 the tax rate was impacted by a tax benefit related to the reversal of a $0.5 million income tax contingency accrual following the completion of an Internal Revenue Service audit of our fiscal 2002 income tax return. In 2004 the low tax rate was due to improved international operations, a change in the valuation allowance related to our French operations, higher tax credits and the utilization of capital loss carryforwards created in 2001.

Financial Condition, Liquidity and Capital Resources

Assets

At fiscal year-end 2005 we had $13.9 million in cash and short-term investments, down from $16.7 million at the end of 2004. Although our 2005 cash flow from operations increased year-over-year by $3.4 million to $15.8 million our cash decreased due to spending $9.1 million on property, plant and equipment, the payment of $5.7 million of long-term debt and dividend payments of $4.9 million. Cash flow from operations was negatively impacted by increases in our accounts receivable and inventory levels during fiscal 2005, due to higher revenue and inventories to meet customer demands.

Working capital in 2005 increased to $54.8 million from $52.8 million in 2004. This increase in working capital was mainly due to higher inventory and accounts receivable levels. These increases were partially offset by a decrease in accrued liabilities due to lower incentive pay under the 2005 Management Incentive Plan.

We continued to invest in property, plant and equipment, including new machinery, computer systems and facility improvements. Purchases of property, plant and equipment were $9.1 million in 2005 compared to $7.4 million in 2004. In 2004 we started the process of upgrading and standardizing our ERP and financial reporting systems, which increased spending in fiscal 2005. The project will be completed worldwide in 2007.

Our cash and short-term investments are available for strategic investments, acquisitions and other potential cash needs that may arise. We believe that existing cash and short-term investments, together with funds generated from operations, will be sufficient to meet our operating requirements in 2006.

Liabilities

At fiscal year-end 2005 we had $25.2 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of $25.0 million. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This new revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and the minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. Additional information on debt covenants can be found in Note 2 A of the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of our contractual obligations as of October 1, 2005 is as follows:

	Payments due by period
Contractual obligation	Total	2006	2007- 2008	2009- 2010	After 2010
Long-term debt	$25,200	$5,700	$12,000	$3,000	$4,500
Operating leases	4,057	1,332	1,867	536	322
Unconditional purchase obligations	8,851	8,782	69	—	—
Other long-term liabilities	799	364	432	3	—

Total contractual obligations	$38,907	$16,178	$14,368	$3,539	$4,822

Unconditional purchase obligations include amounts committed under legally enforceable contracts or purchase orders for goods and services with defined terms as to price, quantity and delivery. Other long-term liabilities included the cost to terminate the agreement on the fair value of our cross-currency swap. The fair value of the swap is valued at the balance sheet date, October 1, 2005.

Cash Flows

Net cash flow provided by operating activities was $15.8 million in 2005, $12.4 million in 2004 and $17.5 million in 2003. The increase in 2005 operating cash flow compared to 2004 was due mainly to the reduced rate of spending on inventory and higher accounts payable. Partially offsetting these reductions in cash spending was the lower accrued liability for incentive pay.

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

In fiscal 2005 cash flows from investing activities included $9.1 million of capital additions. In fiscal 2004 and 2003 cash flows from investing activities included $7.4 million and $4.5 million of capital additions, respectively.

Net cash used for financing activities includes the repayment of debt in the amounts of $5.7 million in years 2005 and 2004 and $4.2 million in 2003. Dividend payments to our shareholders were $4.9 million, $4.8 million and $4.3 million in years 2005, 2004 and 2003, respectively. In fiscal 2004 we increased our annual dividend per share to $0.40 from $0.36, which accounts for the increase in dividend payments during fiscal years 2005 and 2004.

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

REVENUE RECOGNITION—We recognize revenue upon transfer of title at the time of shipment or services provided, when all significant contractual obligations have been satisfied, the price is fixed or determinable and collection is reasonably assured. At the end of 2005 we had $2.0 million accrued for warranty costs, sales returns, sales incentives, price adjustments and other allowances based on prior claims experience and other quantitative and qualitative factors. No single customer accounted for more than 10% of revenue.

VALUATION OF LONG-LIVED ASSETS—Our long–lived assets include land, buildings, equipment, molds and dies, purchased software, goodwill and other intangible assets. Long-lived assets, other than goodwill, are depreciated over their estimated useful lives. We review long-lived assets other than goodwill for impairment to assess recoverability from future operations using undiscounted cash flows. Goodwill and indefinite-lived intangible assets are reviewed annually for impairment under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based upon forecasted cash flows discounted to present value. The fair value of our long-lived assets is dependent on the future performance of individual operations as well as volatility inherent in their external markets. If estimated forecasts are not met and actual cash flows or discount rate estimates change, we may have to record an impairment charge not previously recognized. We currently have $35.7 million of goodwill on our consolidated balance sheet. No impairment charges were recorded in 2005, 2004 or 2003.

ACCOUNTING FOR CONTINGENT LIABILITIES AND ENVIRONMENTAL MATTERS—We have incurred and expect to incur assessment, remediation and related costs at one of our facilities for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. We have been conducting an investigation of soil and groundwater at the site with oversight by the Michigan Department of Environmental Quality (“DEQ”). We estimate that $1.5 million of investigation and remediation expense remain to be incurred over the next 13 years. We have a reserve for such purpose. Our cost estimates are subject to uncertainty because of the extent of the contamination area, changes in remediation technology and ongoing DEQ feedback. We may incur significant additional assessment, remediation and related costs at the site and such costs could materially and adversely affect our consolidated net income for the period in which such costs are incurred.

ACCOUNTING FOR INCOME TAXES—SFAS No. 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements or tax returns. We have on our balance sheet net deferred tax assets of $0.2 million. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these tax consequences could impact our financial position or the results of operations.

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

International-based revenues and substantial international assets expose the company to currency exchange rate fluctuations. We continue to evaluate the economic and operational impact of all foreign currencies, including its impact on competition, pricing, and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen and corrected, or that no material disruption will occur in our businesses.

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

Management’s Report on Internal Control Over Financial Reporting

Woodhead Industries, Inc. management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 1, 2005, based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of October 1, 2005 because of the material weakness we identified, as outlined below.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We did not maintain effective controls over the accounting for inventory. We have determined that certain inventory reconciliations were not operating effectively during fiscal 2005. An adjustment to correct the overstatement of inventory and understatement of cost of sales was recorded by the company during 2005 subsequent to the identification of the material weakness.

Our assessment of the effectiveness of our internal control over financial reporting as of October 1, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/S/ PHILIPPE LEMAITRE
Philippe Lemaitre
Chairman, President and Chief Executive Officer

/S/ ROBERT H. FISHER
Robert H. Fisher
Vice President, Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Woodhead Industries Inc.

We have audited the accompanying consolidated balance sheets of Woodhead Industries, Inc. (a Delaware Corporation) and subsidiaries as of October 1, 2005 and October 2, 2004, and the related consolidated statements of income, stockholders’ investment, comprehensive income and cash flows for each of the three years in the period ended October 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Woodhead Industries, Inc. and subsidiaries at October 1, 2005 and October 2, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Woodhead Industries, Inc.’s internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP Chicago, Illinois December 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Woodhead Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Woodhead Industries, Inc. did not maintain effective internal control over financial reporting as of October 1, 2005, because of the effect of a material weakness due to inadequate controls and procedures relating to effective and timely completion of inventory reconciliations, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Woodhead Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management concluded that internal controls over the accounting for inventory were not operating effectively during the year ended October 1, 2005 as a result of certain inventory reconciliations not operating effectively. An adjustment to correct the overstatement of inventory and understatement of cost of sales was recorded by the Company during 2005 subsequent to the identification of the material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated December 9, 2005 on those financial statements.

In our opinion, management’s assessment that Woodhead Industries, Inc. did not maintain effective internal control over financial reporting as of October 1, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Woodhead Industries, Inc. has not maintained effective internal control over financial reporting as of October 1, 2005, based on the COSO control criteria.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP Chicago, Illinois December 9, 2005

Woodhead Industries, Inc.

Consolidated Balance Sheets

As of October 1, 2005 and October 2, 2004

(Amounts in thousands)

	2005	2004
ASSETS
Current assets:
Cash and short-term investments	$13,887	$16,709
Accounts receivable	39,040	35,759
Inventories	21,173	19,106
Prepaid expenses	5,785	4,948
Refundable income taxes	2,097	2,863
Deferred income taxes	2,164	3,043

TOTAL CURRENT ASSETS	84,146	82,428
Property, plant and equipment, net	54,758	58,289
Other intangible assets, net	568	643
Goodwill	35,730	36,769
Deferred income taxes	2,746	2,427
Other assets	432	508

TOTAL ASSETS	$178,380	$181,064

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$11,080	$9,423
Accrued expenses	11,531	13,245
Income taxes payable	1,053	1,272
Current portion of long-term debt	5,700	5,700

TOTAL CURRENT LIABILITIES	29,364	29,640
Long-term debt	19,500	25,200
Deferred income taxes	4,698	4,451
Other liabilities	4,139	4,339

TOTAL LIABILITIES	57,701	63,630
STOCKHOLDERS’ INVESTMENT
Common stock at par (shares issued: 12,260 in 2005 and 12,147 in 2004)	12,260	12,147
Additional paid-in capital	21,596	20,236
Deferred stock compensation	(397)	(552)
Accumulated other comprehensive income	4,726	6,602
Retained earnings	82,494	79,001

TOTAL STOCKHOLDERS’ INVESTMENT	120,679	117,434

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$178,380	$181,064

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Income

For the years ended October 1, 2005, October 2, 2004 and September 27, 2003

(Amounts in thousands, except per share data)

	2005	2004	2003
Net sales	$215,036	$201,735	$179,038
Cost of sales	135,400	125,665	112,991

Gross profit	79,636	76,070	66,047
Operating expenses:
Engineering and product development	11,905	11,430	8,918
Marketing and sales	31,295	30,003	25,528
General and administrative	24,836	23,655	20,344
Restructuring and other charges	—	1,093	2,065

Income from operations	11,600	9,889	9,192
Interest expense	1,935	2,519	3,084
Interest income	(291)	(182)	(222)
Other (income) expense, net	(1,421)	(2,304)	(2,901)

Income before income taxes	11,377	9,856	9,231
Provision for income taxes	2,991	1,818	3,392

Income from continuing operations	$8,386	$8,038	$5,839

Discontinued Operations
Income from discontinued AKAPP operations (Including gain on disposal $725)	—	—	733
Income tax expense	—	—	3

Income from discontinued operations	—	—	730

Net Income	$8,386	$8,038	$6,569

Earnings per share, basic
From continuing operations	$0.69	$0.67	$0.50
From discontinued operations	$—	$—	$0.06

Net income	$0.69	$0.67	$0.56

Earnings per share, diluted
From continuing operations	$0.68	$0.66	$0.49
From discontinued operations	$—	$—	$0.06

Net income	$0.68	$0.66	$0.55

Weighted average number of shares outstanding
Basic	12,119	11,989	11,812
Diluted	12,266	12,202	11,930

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Cash Flows

For the years ended October 1, 2005, October 2, 2004 and September 27, 2003

(Amounts in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the year	$8,386	$8,038	$6,569
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,799	11,048	11,115
Pension adjustment to other comprehensive income	(191)	(230)	—
Income from discontinued operations	—	—	(730)
Tax benefit from employee stock options	75	239	200
Deferred tax expense	1,206	589	1,432
(Increase) Decrease in:
Accounts receivable	(3,404)	(3,392)	583
Inventories	(2,283)	(5,623)	2,347
Prepaid expenses	(1,053)	74	(1,970)
Other assets	1,129	24	(200)
(Decrease) Increase in:
Accounts payable	1,863	847	(1,043)
Accrued expenses	(2,867)	(746)	488
Income taxes payable	(318)	(277)	(511)
Other liabilities	1,456	1,759	(801)

Net cash flows provided by operating activities	15,798	12,350	17,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,060)	(7,423)	(4,506)
Dispositions of property, plant and equipment	1,431	432	340
Cash from sale of AKAPP operations (less cash sold)	—	—	4,187

Net cash (used) provided for investing activities	(7,629)	(6,991)	21

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in long-term debt	(5,700)	(5,700)	(4,200)
Sales of stock	1,628	2,015	1,652
Dividend payments	(4,893)	(4,839)	(4,279)

Net cash used for financing activities	(8,965)	(8,524)	(6,827)

EFFECT OF EXCHANGE RATES	(2,026)	(2,673)	(1,278)

NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS	(2,822)	(5,838)	9,395
Cash and short-term investments at beginning of year	16,709	22,547	13,152

Cash and short-term investments at end of year	$13,887	$16,709	$22,547

SUPPLEMENTAL CASH FLOW DATA
Cash paid during the year for:
Interest	$2,075	$2,456	$2,735
Income taxes	$1,179	$1,849	$2,415

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Comprehensive Income

For the years ended October 1, 2005, October 2, 2004 and September 27, 2003

(Amounts in thousands)

	2005	2004	2003
Net Income	$8,386	$8,038	$6,569
Other comprehensive income:
Accumulated foreign currency translation adjustment	(1,669)	4,058	7,069
Unrealized (loss) gain on cash flow hedging instrument	(83)	(58)	(687)
Minimum pension liability adjustment	(191)	(354)	1,178
Income tax benefit related to other comprehensive income	67	124	(436)

Comprehensive income, net of tax	$6,510	$11,808	$13,693

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Stockholders’ Investment

For the years ended October 1, 2005, October 2, 2004 and September 27, 2003

(Amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Investment
Balance September 28, 2002	$11,817	$16,526	$(218)	$(4,292)	$73,512	$97,345

Net income for the year	—	—	—	—	6,569	6,569
Translation adjustment	—	—	—	7,069	—	7,069
Unrealized loss on cash flow hedging instrument	—	—	—	(687)	—	(687)
Minimum pension liability adjustment, net of tax	—	—	—	742	—	742
Cash dividends, $0.36 per share	—	—	—	—	(4,279)	(4,279)
Stock option plans	194	2,052	(555)	—	—	1,691

Balance September 27, 2003	$12,011	$18,578	$(773)	$2,832	$75,802	$108,450

Net income for the year	—	—	—	—	8,038	8,038
Translation adjustment	—	—	—	4,058	—	4,058
Unrealized loss on cash flow hedging instrument	—	—	—	(58)	—	(58)
Minimum pension liability adjustment, net of tax	—	—	—	(230)	—	(230)
Cash dividends, $0.40 per share	—	—	—	—	(4,839)	(4,839)
Stock option plans	136	1,658	221	—	—	2,015

Balance October 2, 2004	$12,147	$20,236	$(552)	$6,602	$79,001	$117,434

Net income for the year	—	—	—	—	8,386	8,386
Translation adjustment	—	—	—	(1,669)	—	(1,669)
Unrealized loss on cash flow hedging instrument	—	—	—	(83)	—	(83)
Minimum pension liability adjustment, net of tax	—	—	—	(124)	—	(124)
Cash dividends, $0.40 per share	—	—	—	—	(4,893)	(4,893)
Stock option plans	113	1,360	155	—	—	1,628

Balance October 1, 2005	$12,260	$21,596	$(397)	$4,726	$82,494	$120,679

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

We follow the practice of ending our fiscal year on the Saturday closest to September 30, which resulted in 52-week periods in years 2005 and 2003 and a 53-week period in year 2004.

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

We adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The following table summarizes results as if we had recorded compensation expense for the 2005, 2004 and 2003 option grants:

	2005	2004	2003
Net Income:
As reported	$8,386	$8,038	$6,569
Pro forma	7,300	6,157	5,430
Basic earnings per share
As reported	$0.69	$0.67	$0.56
Pro forma	0.60	0.51	0.46
Diluted earnings per share
As reported	$0.68	$0.66	$0.55
Pro forma	0.59	0.51	0.45

The pro forma effect of stock option grants on results of operations may not be representative of the pro forma effect on results of operations for future years.

We are required to adopt SFAS No. 123(R) in the first quarter of 2006, which will require us to record compensation costs related to share based payment transactions on the appropriate financial statements.

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

We expense advertising and promotional costs in the period incurred. Advertising expenses were $2.0 million in 2005, $2.2 million in 2004 and $1.8 million in 2003.

K.	RESEARCH AND DEVELOPMENT

We expense research and development costs in the period incurred.

L.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the requirements of FIN 45 and made the appropriate disclosures in the Financial Statements and Notes included in this Form 10-K. We believe that the amount of our warranty settlements and reserve are not material and are not therefore included as a disclosure to these financial statements.

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

In December 2003 the FASB issued SFAS No. 132(R). This statement revises employers’ disclosures about pension plans and other post retirement benefit plans. SFAS No. 132(R) generally does not change the measurement or recognition standards for how employers account for pension and other post retirement benefits under SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 132(R) retains the disclosure requirements contained in original SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. SFAS No. 132(R) now requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Our additional disclosure is included in Note 15 of the Notes to Consolidated Financial Statements.

In November 2004 the FASB issued SFAS No. 151 Inventory Costs, an amendment to ARB No. 43, Chapter 4. FAS No. 151 clarifies the accounting for abnormal amounts of idle facilities, freight, handling costs and spoilage and requires these items to be recognized as current period expenses. Also, FAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. FAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that implementing FAS No. 151 should not have a material impact on our financial position and results of operations.

In December 2004 FASB issued the revised SFAS No. 123, Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We are required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date.

In May 2005 the FASB issued SFAS No. 154 Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3. FAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. FAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that implementing FAS No. 154 should not have a material impact on our financial position and results of operations.

2.	FINANCIAL INSTRUMENTS

A.	LONG-TERM DEBT

In September 1998 we issued $45.0 million of Senior Guaranteed Notes to refinance bank borrowings related to the acquisitions of SST and mPm. Long-term debt at the balance sheet dates consisted of the following:

	2005	2004
6.64% Notes, Due September 30th, annually, 2002 – 2008	$9,000	$13,200
6.81% Notes, Due September 30th, annually, 2004 – 2013	10,500	12,000

Total long-term debt	$19,500	$25,200

Current portion not included above	$5,700	$5,700

Long-term debt outstanding, including the current portion, at October 1, 2005 matures as follows:

Fiscal Year	Amounts Maturing
2006	$5,700
2007	5,700
2008	6,300
2009	1,500
After 2009	$6,000

On April 28, 2004 we entered into a three-year revolving credit agreement with our existing bank that will continue to provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and the minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0.

Included in our financial statements is a 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries. We are in compliance with all provisions of our credit agreement. At October 1, 2005 and October 2, 2004 we had no short-term borrowings.

B.	HEDGING ACTIVITIES AND DERIVATIVE FINANCIAL INSTRUMENTS

In our global operating activities and in the normal course of our business, we are exposed to changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize those risks through our regular operating activities and, when deemed appropriate, through the use of derivatives.

In the fiscal year 2005 our Canadian subsidiary entered into three foreign currency forward contracts to cover its debt obligations under a U.S. Dollar denominated loan. These forward contracts will reduce the exposure to fluctuations in foreign currency exchange rates, since gains and losses on these contracts offset losses and gains on the underlying positions. We have elected not to treat these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses on these instruments have been recorded in miscellaneous income and expense on our Canadian subsidiary’s general ledger. The table below details our position on these instruments at October 1, 2005:

Maturity	Forward Rate	Inverse	Payment U.S. Dollar Amount	Payment Cnd Forward Rate
September 27, 2006	1.1757	$0.8506	4,200	4,938
September 26, 2007	1.1674	$0.8566	4,200	4,903
September 24, 2008	1.1597	$0.8523	4,800	5,567

Total			13,200	15,408

In 1998 we entered into a foreign currency swap agreement with an AA- rated counterparty to hedge a portion of our cash flows from our Italian subsidiary. Under the terms of the agreement, we agreed to swap 35.52 billion Lire for 20.0 million U.S. Dollars over a period of 8 years. In addition, the contract provides for us to make annual interest payments of 6.50% on the outstanding Lire balance, and to receive 7.43% annual interest on the outstanding U.S. Dollar balance. While the hedge was originally denominated in Italian Lire we re-denominated the transaction in Euros in 2002. The re-denomination was done at an exchange rate of 1,936.27 Italian Lire to the Euro.

The following table describes the values to be exchanged during the next year relating to the Euro swap:

	U.S. Dollars
Maturity	Amortizing Amount	Outstanding Notional Amount
09/30/06	$2,000	$0

	Euros
Maturity	Amortizing Amount	Outstanding Notional Amount
09/30/06	€1,834	€0

We base the fair value for our cross-currency swap on the cost estimate to terminate the agreement. The fair value of the swap at October 1, 2005 and October 2, 2004 was recorded as a $0.2 million and $0.7 million liability, respectively.

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

We reduce our accounts receivable balance to account for reserves for doubtful accounts, sales returns, warranties and allowances. The table below shows the activity in our accounts receivable reserves during the fiscal years:

	2005	2004	2003
Beginning balance	$1,531	$1,287	$1,250
Charged to costs and expenses	37	382	189
Write-offs	(174)	(191)	(240)
Price adjustments charged to net sales	72	53	88

Ending balance	$1,466	$1,531	$1,287

4.	INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	2005	2004
Inventories valued using FIFO	$12,435	$10,969

Inventories valued using LIFO:
At FIFO cost	11,057	10,678
Less: Reserve to reduce to LIFO	(2,319)	(2,541)

LIFO Inventories	8,738	8,137

Total Inventories	$21,173	$19,106

Inventory composition using FIFO
Raw Materials	$12,894	$12,066
Work-in-process and finished goods	10,598	9,581

Total Inventories at FIFO	$23,492	$21,647

The use of LIFO for inventory valuation was chosen in 1979 to better match current cost and revenue. The LIFO method of inventory valuation is used by two of our three U.S. subsidiaries. The one U.S. subsidiary not utilizing LIFO was acquired in 1990 and is a higher technology business in which the inventory (approximately 9% of total inventory) declines in value over time. LIFO is not utilized in our foreign operations as foreign countries for tax purposes do not accept this method and the cost of maintaining two inventory systems is cost prohibitive to us.

In 2005 inventory levels increased compared to fiscal 2004. This increase was mainly due to higher sales volumes and the build up of inventory to meet the increased demand especially at our Northbrook, IL and Franklin, MA locations.

In 2004 inventory levels increased compared to 2003. This increase was mainly due to higher sales volumes and the temporary build up of inventory to facilitate the integration of the Aero-Motive production in our Juarez, Mexico facility.

Had we used the FIFO method for all inventories, net income would have been $0.1 million lower in 2005 and $0.4 million lower in both fiscal years 2004 and 2003.

5.	PROPERTY, PLANT AND EQUIPMENT

Net property (PP&E) at the balance sheet dates was as follows:

Asset Description	2005	2004
Land	$4,012	$4,228
Buildings and improvements	24,416	27,901
Machinery and equipment	42,046	39,929
Dies and molds	25,423	24,691
Software technology	40,771	38,084
Furniture and office equipment	22,781	18,595

Total PP&E, at cost	159,449	153,428
Less: Accumulated depreciation	(104,691)	(95,139)

PP&E, net	$54,758	$58,289

Depreciation expense was $11.5 million, $10.9 million and $11.1 million for fiscal years 2005, 2004 and 2003, respectively.

The carrying values of fixed assets are impacted by fluctuations in foreign exchange rates. We depreciate fixed assets using the straight-line method over the following periods:

Asset Description	Asset Life
Buildings and improvements	20 to 40 years
Machinery and equipment	3 to 12 years
Dies and molds	4 to 5 years
Software technology	9 years
Furniture and office equipment	3 to 10 years

In the fourth quarter of fiscal year 1998 we acquired the business and certain assets of SST, including software technology, and in the second quarter of fiscal year 2001 we acquired the business of applicom International, including software technology. We depreciate the capitalized software over a period of nine years, which we believe is appropriate for these types of industrial software. Net software at the balance sheet dates was as follows:

	2005	2004
Software technology	$40,771	$38,084
Accumulated depreciation	(30,736)	(24,355)

Net software technology	$10,035	$13,729

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill relates to our Connectivity Segment. Goodwill at the balance sheet dates was:

	2005	2004
Goodwill	$42,737	$43,901
Accumulated amortization	(7,007)	(7,132)

Goodwill, net	$35,730	$36,769

The following is a summary of changes in the carrying value of goodwill at the balance sheet dates:

	2005	2004
Beginning balance	$36,769	$32,290
Effect of changes in exchange rates	(1,039)	2,465
Purchase accounting adjustment	—	2,014

Ending balance	$35,730	$36,769

Other intangible assets at the balance sheet dates were:

	2005	2004
Other intangible assets	$1,374	$1,419
Accumulated amortization	(806)	(776)

Other intangible assets, net	$568	$643

The following table shows the future amortization expense for intangible assets as of October 1, 2005:

Fiscal Year	Estimated Amortization
2006	$55
2007	55
2008	55
2009	55
2010	55
after 2010	$293

7.	ACCRUED EXPENSES

Accrued expenses at the balance sheet dates were as follows:

	2005	2004
Payroll	$3,862	$5,401
Commissions	1,366	1,412
Taxes	1,248	1,290
Pension and profit sharing	1,134	971
Environmental	493	452
Insurance	335	814
All other	3,093	2,905

Total accrued expenses	$11,531	$13,245

8.	LEASE COMMITMENTS

We lease properties for use in our operations. In addition to rent, the leases require us to pay directly for taxes, insurance, maintenance and other operating expenses, or to pay higher rent when operating expenses increase. Total lease expenses were $1.2 million in fiscal 2005, $1.4 million for fiscal 2004 and $1.0 million for 2003. The following table shows future minimum lease commitments under non-cancelable lease-terms in excess of one year as of October 1, 2005:

Fiscal Year	Lease Commitments
2006	$1,122
2007	1,032
2008	521
2009	257
2010	261
after 2010	332

9.	CAPITAL STOCK

A.	COMMON AND PREFERRED STOCK

Our total authorized stock is 40.0 million shares, consisting of 10.0 million shares of preferred stock, par value $0.01 per share, and 30.0 million shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12.3 million and 12.1 million on October 1, 2005 and October 2, 2004, respectively.

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

Options granted to employees in October 2003 were originally to vest in equal increments over the first three anniversary dates of the grant and expire 10 years after the grant date. In September 2004 we accelerated the vesting of the 2003 option awards. As these option awards were out of the money, no compensation expense was recorded. As a result of the acceleration, all of these options vested on the first anniversary date of the grant. Additionally, in September 2004 we granted options to employees that normally would have been granted six weeks later during fiscal 2005. These options were exercisable one year after the grant date and expire 10 years after the grant date. Consequently, there was no regular grant of stock options for employees in fiscal 2005. All of these actions were taken to reduce, or eliminate to the extent permitted, the transition expenses related to outstanding stock option awards under SFAS No. 123R, as then proposed. Portions of options issued to employees in fiscal years 2003 and 2002 are exercisable one, two, three and five years after the grant date and expire 10 years after the grant date. Options issued to employees before fiscal year 2001 were exercisable one year after the grant date and expire 10 years after the grant date. All granted options are subject to continuous employment and certain other conditions.

Options Outstanding

Range of Exercise Prices	Number Outstanding at 10/1/2005	Weighted Average Remaining Contractual Life, in years	Weighted Average Exercise Price
10 – 15	1,015	6.5	12.42
15 – 20	520	6.3	16.27
over $20	240	3.3	20.50

	1,775	6.0	$14.64

Options Exercisable

Range of Exercise Prices	Number Outstanding at 10/1/05	Weighted Average Remaining Contractual Life, in years	Accumulated Weighted Average Exercise Price
10 – 15	788	6.5	12.84
15 – 20	519	6.3	16.27
Over $20	240	3.3	20.50

	1,547	6.0	$15.18

The following table summarizes the activity for the plans:

		Under Option
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance September 28, 2002	1,485	1,267	15.29

Grant	(572)	572	10.74
Exercised	130	(130)	10.53
Expired	14	(14)	20.38
Forfeited	37	(37)	13.17

Balance September 27, 2003	1,094	1,658	14.07

Grant	(689)	689	15.25
Exercised	139	(139)	11.11
Forfeited	138	(138)	14.77

Balance October 2, 2004	682	2,070	$14.61

Exercised	107	(107)	12.36
Expired	180	(180)	15.73
Forfeited	8	(8)	14.97

Balance October 1, 2005	977	1,775	$14.64

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends, and used the following assumptions:

	2005	2004	2003
Expected dividend yield	2.7%	2.6%	3.5%
Risk-free interest rate	4.9%	4.1%	4.0%
Expected stock price volatility	48.2%	50.2%	47.7%
Expected term until exercise, in years	7.8	8.0	8.0

Weighted fair value per share	—	$6.79	$4.13
Total value of options granted	—	$4,675	$2,360

On December 2, 2005, the Human Resources Committee of the Board granted, pursuant to our Stock Awards Plans, certain restricted stock awards totaling 110,500 shares to our six non-employee directors and thirty-four key employees.

10.	COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) consists of the following components:

	Foreign Currency Translation Adjustment	Unrealized Gains on Cash Flow Hedging Instrument	Minimum Pension Liability, Net of Taxes	Comprehensive (Income) Loss
Balance September 28, 2002	(4,162)	612	(742)	(4,292)
Other Comprehensive Income	7,069	(687)	742	7,124

Balance September 27, 2003	2,907	(75)	—	2,832
Other Comprehensive Income	4,058	(58)	(230)	3,770

Balance October 2, 2004	$6,965	(133)	(230)	$6,602
Other Comprehensive Income	(1,669)	(83)	(124)	(1,876)

Balance October 1, 2005	$5,296	(216)	(354)	$4,726

11.	EARNINGS PER SHARE

The reconciliation between basic and diluted earnings per share is as follows:

	2005	2004	2003
Income from continuing operations	$8,386	$8,038	$5,839
Income from discontinued operations	—	—	730

Net income	$8,386	$8,038	$6,569
Earnings per share, basic
From continuing operations	$0.69	$0.67	$0.50
From discontinued operations	—	—	0.06

As reported	$0.69	$0.67	$0.56

Earnings per share, diluted
From continuing operations	$0.68	$0.66	$0.49
From discontinued operations	—	—	0.06

As reported	$0.68	$0.66	$0.55

Weighted-average number of shares outstanding	12,119	11,989	11,812
Dilutive common stock options	147	213	118

Weighted-average number of shares outstanding plus dilutive common stock options	12,266	12,202	11,930

Outstanding common stock options having no dilutive effect	1,005	773	937

12.	RESEARCH AND DEVELOPMENT

Innovation by our research and development operations is very important to the growth of our businesses. Our goal is to discover, develop and bring to market innovative products that address new needs. In addition to Research and Development, our Statement of Income caption Engineering and Product Development includes expenses for engineers, designers and drafters to enhance existing products.

Research and development expenses were $5.9 million in 2005, $6.3 million in 2004 and $5.5 million in 2003.

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

A.	SEGMENT INFORMATION

	Net Sales
	2005	2004	2003
Connectivity	$162,291	$147,036	$126,315
Electrical	52,745	54,699	52,723

Consolidated	$215,036	$201,735	$179,038

	Income from Operations
	2005	2004	2003
Connectivity	$9,696	$4,575	$5,098
Electrical	4,812	6,551	4,772
Corporate & other	(2,908)	(1,237)	(678)

Consolidated	$11,600	$9,889	$9,192

Reconciliation of Income from Operations to Net Income

	2005	2004	2003
Income from operations	$11,600	$9,889	$9,192
Interest expense, net	(1,644)	(2,337)	(2,862)
Other income, net	1,421	2,304	2,901
Income taxes	(2,991)	(1,818)	(3,392)

Income from continuing operations	8,386	8,038	5,839

Discontinued operations
Income from discontinued operations (including gain on disposal of $725)	—	—	733
Income tax expense	—	—	(3)

Income from discontinued operations	—	—	730

Consolidated net income	$8,386	$8,038	$6,569

	Total Assets
	2005	2004
Connectivity	$136,926	$138,571
Electrical	31,917	29,967
Corporate & other	9,537	12,526

Consolidated	$178,380	$181,064

	Depreciation and Amortization
	2005	2004	2003
Connectivity	$9,906	$9,431	$8,163
Electrical	1,792	1,476	2,782
Corporate & other	101	141	170

Consolidated	$11,799	$11,048	$11,115

	Additions to Long-lived Assets
	2005	2004
Connectivity	$4,725	$4,322
Electrical	4,014	2,905
Corporate & other	321	196

Consolidated	$9,060	$7,423

B.	GEOGRAPHIC DATA

	Net Sales
	2005	2004	2003
United States	$119,280	$111,354	$107,309
All other countries	95,756	90,381	71,729

Consolidated	$215,036	$201,735	$179,038

	Total Assets
	2005	2004
United States	$50,083	$48,312
Italy	33,390	35,703
Canada	25,188	22,203
Mexico	23,120	22,444
France	21,369	24,112
All other countries	25,230	28,290

Consolidated	$178,380	$181,064

14.	TAXES

Income before income taxes consisted of the following:

	2005	2004	2003
United States	$2,474	$2,324	$6,434
International	8,903	7,532	3,530

Total income before taxes	$11,377	$9,856	$9,964

The provision for income taxes consisted of the following:

	2005	2004	2003
U.S. federal income tax	$244	$456	$1,471
State income taxes	103	108	75
International income taxes	2,644	1,254	1,849

Total provision for taxes on income	2,991	1,818	$3,395

Current provision
U.S. federal income tax	(53)	409	926
State income tax	39	68	9
International	1,799	752	1,028

Total current provision	1,785	1,229	1,963

Deferred provision
U.S. federal income tax	297	47	545
State income tax	64	40	66
International	845	502	821

Total deferred provision	1,206	589	1,432

Total provision for taxes on income	2,991	1,818	3,395

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

	2005	2004
Deferred tax assets:
Accounts receivable reserves	$361	$382
Inventory reserves	1,021	1,129
Employee benefit reserves	1,250	1,291
Environmental reserves	380	428
Other reserves	843	1,082
Write-off of purchased research and development	1,340	1,700
Software amortization	393	1,229
Depreciation and amortization	476	—
Write-off of impaired long-lived assets	390	510
Investment impairment loss	—	30
Loss carryforwards	4,565	4,571
Other, net	407	418
Less: Valuation allowance	(1,291)	(929)

Total deferred tax assets	10,135	11,841

Less: Deferred tax liabilities
Accelerated depreciation and amortization	8,565	9,486
Prepaid pension	694	631
Other, net	664	705

Total deferred tax liabilities	9,923	10,822

Net deferred tax assets	$212	$1,019

At October 1, 2005 we have federal, state and foreign net operating loss carryforwards of $22.2 million for income tax purposes that expire in fiscal years 2006 through 2010. In addition, we have foreign net operating loss carryforwards of $1.2 million with an indefinite carryforward period. For financial reporting purposes, we recorded a valuation allowance of $1.0 million to offset some of the deferred tax assets related to those net operating loss carryforwards that may expire unused.

In performing our updated analysis of the reasonableness of our deferred tax assets, we considered current and forecasted operating results and available tax planning strategies. During the year ended October 2, 2004, legislation was enacted in France, which extended the net operating loss carryforward period from five years to an indefinite period. In light of this new information, and after considering all available evidence, both positive and negative, we concluded a valuation allowance was no longer required for our net operating loss carryforward deferred tax asset in France, resulting in $0.5 million of tax benefit being recognized during the year ended October 2, 2004.

A reconciliation of the federal statutory rate to the effective tax rate is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	0.6%	0.7%	0.5%
Effect of international operations	(3.8)%	(2.8)%	3.7%
Tax effect of capital gain not recorded	—	(4.1)%	(2.4)%
Benefit of partial exclusion of capital gain income	(1.9)%	(2.8)%	(5.0)%
Research credits	(1.3)%	(2.4)%	(2.6)%
Effect of tax rate changes on existing deferred balances	(0.4)%	(1.9)%	(0.6)%
Change in valuation allowance	3.3%	(3.2)%	2.8%
Reversal of tax contingency accrual	(4.5)%	—	—
Other, net	(0.7)%	(0.1)%	2.7%

Effective tax rate	26.3%	18.4%	34.1%

In 2005 we recorded a tax benefit of $0.5 million by reversing an income tax contingency accrual following the completion of an audit of our fiscal 2002 income tax return by the Internal Revenue Service.

Undistributed earnings of our foreign subsidiaries amounted to approximately $29.3 million at October 1, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income tax has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income tax (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $1.5 million would be payable upon remittance of all previously unremitted earnings at October 1, 2005.

During the first fiscal quarter of 2005, the American Jobs Creation Act and the Working Families Tax Relief Act of 2004 were enacted. This legislation contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a new deduction relating to U.S. manufacturing, a special one-time provision allowing earnings of certain foreign corporations to be repatriated at a lower U.S. tax rate and an extension of the research and experimentation credit. We are studying this legislation, including the impact of repatriation provisions (as provided by FASB Staff Position 109-2) to determine if there is any impact to our future tax liability.

15.	BENEFIT PLANS

We have defined contribution, defined benefit and government mandated plans covering eligible non-bargaining unit employees.

The annual profit-sharing contributions, which are the lesser of (i) a percentage of income defined in the plans, or (ii) 15% of the aggregate compensation paid to participants during the year, were $0.7 million, $0.6 million and $0.6 million in 2005, 2004 and 2003, respectively.

We make matching contributions of 50% of employees’ contributions, up to 4% of compensation, to a 401(k) plan. Matching contributions were $0.3 million in 2005, 2004 and 2003.

Pension benefits are fully vested after five years and are based upon years of service and highest five-year average compensation. It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Income Security Act of 1974. We contributed an additional $1.5 million, $0.9 million and $2.0 million in 2005, 2004 and 2003, respectively, to improve the funded status of our plan. Our total pension expense for company-sponsored qualified plans was $0.7 million, $1.0 million, and $0.4 million in 2005, 2004 and 2003, respectively. The 2004 pension expense of $1.0 million included $0.4 million of pension settlement expense triggered by reduced employment levels that required us to recognize past gains and losses in our pension accounts. This $0.4 million settlement expense was included in the Aero-Motive restructuring charge.

In 1990 we adopted a supplemental retirement benefit plan for certain key executive officers which will provide supplemental payments upon retirement, disability or death. The obligations are not funded apart from our general assets. We charged $0.4 million in 2005 and $0.2 million in both 2004 and 2003 to expense under the plan.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $2.0 million, $1.8 million and $0, respectively in 2005; $1.8 million, $1.6 million and $0, respectively in 2004; and $1.1 million, $1.0 million and $0, respectively, in 2003.

The components of net periodic pension cost for the non-union plans were:

	2005	2004	2003
Service cost-benefits earned during the year	$664	$600	$496
Interest cost on projected benefit obligation	608	595	508
Expected return on plan assets	(616)	(610)	(486)
Amortization of prior service cost	27	27	27
Amortization of transitional asset	2	1	1
Recognized actuarial loss	331	196	50
Additional loss recognized due to settlement	99	430	—

Periodic pension cost, net	$1,115	$1,239	$596

The measurement date used to determine pension benefits was September 30, 2005. We used the following assumptions in accounting for the pension plans:

	2005	2004	2003
Discount rate	5.5%	5.8%	6.3%
Rate of increase in compensation levels	4.5%	4.5%	4.5%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%

The following table reconciles the plans’ funded status and the amount recorded on our consolidated balance sheets for our non-union plans:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$10,413	$9,048
Service cost	664	600
Interest cost	608	595
Benefits paid	(917)	(255)
Settlement payments	(375)	(1,304)
Actuarial loss	1,148	1,729

Benefit obligation at end of year	11,541	10,413

Change in plan assets:
Fair value of plan assets at beginning of year	7,256	7,059
Actual return on plan assets	755	811
Employer contributions	1,920	945
Benefits paid	(917)	(255)
Settlement payments	(375)	(1,304)

Fair value of plan assets at end of year	8,639	7,256

Reconciliation of funded status:
Underfunded status	2,902	3,157
Unrecognized actuarial loss	(4,168)	(3,590)
Unrecognized transition obligation	(2)	(3)
Unrecognized prior service cost	(138)	(165)

Prepaid pension cost included in the consolidated balance sheets	$(1,406)	$(601)

Amounts recorded on the consolidated balance sheets were:

	2005	2004
Prepaid benefit cost	$(2,582)	$(1,783)
Accrued benefit liability	1,816	1,646
Intangible asset	(95)	(110)
Accumulated other comprehensive income	(545)	(354)

Prepaid pension cost included in the consolidated balance sheets	$(1,406)	$(601)

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

The plan asset targeted and actual allocations by category were:

	Targeted 2005	2005	2004
Domestic equities	30% – 75%	54%	41%
International equities	5% – 25%	15%	17%
Fixed income	10% – 65%	20%	30%
Cash		11%	12%

Total		100%	100%

The expected return on plan assets is based on our expectation of the long-term average rate of return of the capital markets in which the plan invests. The expected return reflects the investment policy target asset mix and considers the historical returns earned for each asset category.

We do not expect to contribute to the non-union qualified plan in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Fiscal Year	Payment
2006	$304
2007	312
2008	359
2009	402
2010	420
2011 – 2015	$2,968

Although we have the right to improve, change or terminate the plans, they are intended to be permanent.

Our union employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. For such plans, we contributed and charged to expense $0.1 million in 2005 and $0.2 million in both 2004 and 2003. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of man-hours worked. Information from the union plans’ administrators is not available to permit us to determine our share of unfunded vested benefits.

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

These postretirement benefits are unfunded. Cost components of these postretirement benefits, principally health care, were:

	2005	2004	2003
Service cost	—	$(1,497)	$67
Interest cost	—	—	166
Amortization of transition obligation	—	—	(2,895)
Recognized actuarial loss	—	719	1,493

Total Cost	—	$(778)	$(1,169)

We used an assumed discount rate of 6.3% in 2003 for these plans.

We provide certain post-employment benefits to former or inactive employees before retirement. The costs associated with those benefits are immaterial.

16.	CONTINGENT LIABILITIES

We are subject to federal and state hazardous substance cleanup laws that impose liability for the costs of cleaning up contamination resulting from past spills, disposal or other releases of hazardous substances. In this regard, we have incurred, and expect to incur, assessment, remediation and related costs at one of our former facilities. In 1991, we reported to state regulators a release at that site from an underground storage tank (“UST”). The UST and certain contaminated soil subsequently were removed and disposed of at an off-site disposal facility.

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary judgment resolving the claims in favor of the insurers. We have filed an appeal to the U.S. Court of Appeals for the Sixth Circuit, and following the Court’s per curium affirmance in November 2005 we have filed a petition for rehearing en banc.

We have a reserve for the $1.5 million of investigation and remediation expenses we have estimated to be incurred over the next 13 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, changes in remediation technology and the state’s Department of Environmental Quality feedback. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

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

For the twelve months ended October 2, 2004 we recorded restructuring charges of $1.1 million.

The Aero-Motive restructuring accrual accounts had the following balances at September 27, 2003 and October 2, 2004:

Restructuring Reserve
Balance at 9/27/2003	$859

Charged to expense in fiscal 2004	1,093
Less: depreciation non-cash expense	(15)
Cash paid in 2004	1,967

Balance at 10/2/2004	—

There was no activity for the twelve months ending October 1, 2005 and the accrual balance remained zero.

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

Twelve Months Ended 9/28/02
Sales	$5,732
Income Before Taxes	26
Net Income	$17

19.	SUBSEQUENT EVENT

On November 11, 2005, one of our subsidiaries (the “Subsidiary”) entered into an agreement to settle litigation with another party (the “Defendant”) relating to allegations of breach of contract filed by the Subsidiary and to counterclaims alleged by the Defendant against the Subsidiary relating to allegations of breach of a related contract. Under the terms of the settlement, the Subsidiary will receive approximately $1.5 million (after payment of amounts owed to the former owner of certain assets purchased by the Subsidiary) and is expected to be credited to operations in 2006. The confidential settlement, in which neither party admits liability, provides for mutual releases, dismissal of all actions between the parties and termination of the parties’ obligations under certain agreements between the parties.

20.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

Our common stock trades on the NASDAQ Stock Market under the symbol WDHD. The daily quotations are published in the Wall Street Journal and other leading publications. At October 1, 2005 we had 374 shareholders of record.

The following table sets forth selected financial data along with the high and low sales price of our common stock on the NASDAQ Stock Market during the last three fiscal years.

	Quarter
2005	First	Second	Third	Fourth	Full year
Net sales	$48,676	$56,393	$56,958	$53,009	$215,036
Gross profit	16,722	20,845	21,947	20,122	79,636
Income from operations	226	3,097	4,901	3,376	11,600
Net income	1,216	1,327	3,173	2,670	8,386

Earnings per share - basic	0.10	0.11	0.26	0.22	0.69
Earnings per share - diluted	0.10	0.11	0.26	0.22	0.68

Dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.40

Stock Prices:
High	$17.09	$16.06	$13.42	$14.98	$17.09
Low	$14.75	$13.31	$11.51	$13.00	$11.51

2004	First	Second	Third	Fourth	Full year
Net sales	$45,144	$50,841	$52,653	$53,097	$201,735
Gross profit	16,521	19,328	20,201	20,020	76,070
Income from operations	959	2,481	3,592	2,857	9,889
Net income	2,059	955	1,610	3,414	8,038

Earnings per share - basic	0.17	0.08	0.13	0.28	0.67
Earnings per share - diluted	0.17	0.08	0.13	0.28	0.66

Dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.40

Stock Prices:
High	$17.36	$18.88	$16.22	$15.50	$18.88
Low	$14.81	$14.58	$13.50	$13.21	$13.21

2003	First	Second	Third	Fourth	Full year
Net sales	$42,232	$45,810	$46,694	$44,302	$179,038
Gross profit	15,728	16,910	16,629	16,780	66,047
Income from operations	1,960	2,576	2,322	2,334	9,192
Net income	2,156	1,531	2,044	838	6,569

Earnings per share - basic	0.18	0.13	0.17	0.08	0.56
Earnings per share - diluted	0.18	0.13	0.17	0.07	0.55

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

Stock Prices:
High	$12.74	$13.90	$12.85	$17.37	$17.37
Low	$8.81	$10.93	$11.10	$11.83	$8.81

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2005. Disclosure controls and procedures are to be designed to reasonably assure that material information we must disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported on a timely basis and (ii) accumulated and communicated to our management, including the CEO and the CFO, as appropriate to allow timely decisions regarding disclosure. As a result of this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at October 1, 2005 due to a material weakness outlined in our management’s report on internal control over financial reporting included in Item 8 of this Annual Report on Form 10-K.

Management Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included with the financial statements set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

Attestation Report of the Independent Registered Public Accounting Firm

Ernst & Young LLP has audited management’s assessment of the effectiveness of internal controls over financial reporting as stated in their report included in Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

Change in Internal Controls over Financial Reporting

We made changes to our internal controls over financial reporting relating to inventory accounting due to a material weakness that has been identified. These changes are reported in this Annual Report on Form 10-K.

As a result of the material weakness identified, management has instituted procedures to verify that inventory reconciliations are completed on a timely basis and operating effectively. We have made the appropriate changes to our internal controls and all accounts were reconciled at year-end.

PART III

Information for Items 10 through 12 of this report is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 2, 2006, which will be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A on or about December 21, 2005.

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item related to our directors is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed on or about December 21, 2005. The information required by this Item related to our executive officers has been furnished in this report in Part I, after Item 4, under the caption “Executive Officers of the Registrant”.

Information required by this Item as to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, which will be filed on or about December 21, 2005.

Information required by this Item related to the Audit Committee and Financial Experts is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed on or about December 21, 2005.

We have a Code of Ethics for Senior Officers that applies to all of our officers including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics for Senior Officers is included as Exhibit 14 to this Annual Report on Form 10-K. The Code of Ethics is available on our Web Site at www.woodhead.com, which is updated as any amendments or waivers are made.

The information required by this Item regarding material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference to our proxy statement under the caption “Committees of the Board”, which will be filed on or about December 21, 2005.

ITEM 11. EXECUTIVE	COMPENSATION

Information required by this Item is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed with the SEC on or about December 21, 2005.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed with the SEC on or about December 21, 2005.

We may grant stock options to directors, officers and key employees, under our stock option plans at a price not less than the market value at the date of grant. Detailed information regarding stock option plans can be found in Note 9 of the Notes to Consolidated Financial Statements. The following table summarizes the availability of options in total and available options to be exercised:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,774,575	$14.64	976,992
Equity compensation plans not approved by security holders	—	—	—

Total	1,774,575	$14.64	976,992

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The registrant does not have any information relating to certain relationships or related transactions that is required to be reported by Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services provided by our independent registered public accounting firm for the fiscal years ended October 1, 2005 and October 2, 2004 are as follows:

	2005	2004
	Ernst & Young LLP	Ernst & Young LLP
Audit Fees	$1,402[1]	$420[1]
Audit Related Fees	64[2]	33
Tax Fees	126[3]	137[4]
All Other Fees	—	—

Total	$1,592	$590

1.	Fiscal years 2005 and 2004 include $917 and $42, respectively, in fees for assurance services in connection with Section 404 of the Sarbanes-Oxley Act of 2002.

2.	Amount includes due diligence work.

3.	Includes $90 for tax compliance and $36 for tax consulting.

4.	Includes $125 for tax compliance and $12 for tax consulting.

The Audit Committee of our Board of Directors pre-approves on an annual basis the audit, audit related, tax and other non-audit services to be rendered by our accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that our management believes that a new service or the expansion of a current service provided by our accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the engagement of our accountants to render such services. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee, who must present such member’s decisions to the full Audit Committee at its next scheduled meeting. No audit related, tax or other non-audit services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during the fiscal year ended October 1, 2005.

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

10.	Material Contracts

a	The 1990 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10) (c) of our Form 10-K report for the year ended October 2, 1999.

b	The 1993 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10) (d) of our Form 10-K report for the year ended October 2, 1999.

c	The 1996 Stock Awards Plan, as amended, is incorporated by reference to Exhibit (10) (e) of our Form 10-K report for the year ended October 2, 1999.

d	The 1999 Stock Awards Plan is incorporated by reference to Exhibit A of our Proxy Statement for the 2000 Annual Meeting of Stockholders.

e	The 2001 Stock Awards Plan is incorporated by reference to Exhibit A of our Proxy Statement for the 2002 Annual Meeting of Stockholders.

f	The Woodhead Industries, Inc. 2006 Management Incentive Plan, is incorporated by reference to Exhibit 10.2 of our Form 8-K filed on December 8, 2005

g	The Plan of Compensation for Outside Directors, is incorporated by reference to Exhibit (10) of our Form 10-K report for the year ended September 28, 1985.

h	The 1990 Supplemental Executive Retirement Plan is incorporated by reference to our proxy statement for the Annual Meeting of Stockholders, which will be filed with the SEC on or about December 21, 2005.

i	The Severance Agreement between Mr. Philippe Lemaitre and Woodhead is incorporated by reference to Exhibit 10(i) of our 10-K report for the year ended September 29, 2001. Messrs. Fisher, Gies, Moulton, Nogal, Tortorello and Wiedor have substantially identical contracts.

j	The key employee non-compete agreement with Robert H. Fisher in connection with the grant to Mr. Fisher of a long-term incentive award is incorporated by reference to our Form 8-K filed on November 24, 2004. Messrs. Lemaitre, Gies and Wiedor have substantially identical non-compete agreements.

k	The Woodhead Industries, Inc. Board Compensation Summary for non-employee directors effective January 3, 2006, is incorporated by reference to Exhibit 10.1 of our Form 8-K filed on December 8, 2005.

l	A copy of the Company’s form of Long Term Incentive Award Agreement is incorporated by reference to Exhibit 10.3 of our form 8-K filed on December 8, 2005.

Exhibit 14 Code of Ethics for Senior Officers

Exhibit 21 Subsidiaries of the Company

Exhibit 23.1 Consent of Ernst & Young LLP

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Philippe Lemaitre – President and C.E.O.

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Robert H. Fisher –Vice President, Finance and Chief Financial Officer.

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

Date: December 15, 2005

Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PHILIPPE LEMAITRE Philippe Lemaitre	Chairman, President and C.E.O. (Principal Executive Officer)	12-15-05

/S/ ROBERT H. FISHER Robert H. Fisher	Vice President, Finance and C.F.O. (Principal Financial Officer)	12-15-05

/S/ JOSEPH P. NOGAL Joseph P. Nogal	Vice President, Treasurer/Controller (Principal Accounting Officer)	12-15-05

/S/ CHARLES W. DENNY Charles W. Denny	Director	12-15-05

/S/ THOMAS MCKANE Thomas McKane	Director	12-15-05

/S/ EUGENE P. NESBEDA Eugene P. Nesbeda	Director	12-15-05

/S/ SARILEE K. NORTON Sarilee K. Norton	Director	12-15-05