Form 10-Q
period 2005-12-31
WOODHEAD INDUSTRIES INC
filed 2006-02-09
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended 12/31/2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number: 0-5971

WOODHEAD INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-1982580 (IRS Employer Identification No.)

Three Parkway North #550 Deerfield, IL 60015 (Address of Principal Executive Offices)	(847) 236-9300 (Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

        The number of shares outstanding as of January 27, 2006 was 12,378,895.

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Woodhead Industries, Inc.
Consolidated Balance Sheets
As of December 31, 2005 and October 1, 2005
(Amounts in Thousands)

Assets	Unaudited 12/31/2005	10/1/2005

Current Assets
Cash and short-term investments	$17,080	$13,887
Accounts receivable, net	36,109	39,040
Inventories	21,512	21,173
Prepaid expenses	6,041	5,785
Refundable income taxes	836	2,097
Deferred income taxes	2,516	2,164

Total current assets	84,094	84,146
Property, plant and equipment, net	53,172	54,758
Other intangible assets, net	546	568
Goodwill	35,232	35,730
Deferred income taxes	2,526	2,746
Other assets	464	432

Total Assets	$176,034	$178,380

Liabilities and Stockholders’ Investment
Current Liabilities
Accounts payable	$9,320	$11,080
Accrued expenses	11,556	11,531
Income taxes payable	737	1,053
Current portion of long-term debt	5,700	5,700

Total current liabilities	27,313	29,364
Long-term debt	19,500	19,500
Deferred income taxes	4,618	4,698
Other liabilities	3,900	4,139

Total Liabilities	55,331	57,701

Stockholders’ Investment:
Common stock at par (shares issued: 12,380 at 12/31/05
And 12,260 at 10/1/05)	12,172	12,260
Additional paid-in capital	21,572	21,596
Deferred stock compensation	—	(397)
Accumulated other comprehensive income	3,475	4,726
Retained earnings	83,484	82,494

Total stockholders’ investment	120,703	120,679

Total Liabilities and Stockholders’ Investment	$176,034	$178,380

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Income
For the Three Months ended December 31, 2005 and January 1, 2005
(Amounts in Thousands, except per share data, unaudited)

	Three Months Ended

	12/31/2005	1/1/2005

Net Sales	$53,439	$48,676
Cost of Sales	33,283	31,954

Gross Profit	20,156	16,722
Operating Expenses	16,527	16,496

Income From Operations	3,629	226
Other Expenses
Interest Expense	358	545
Interest Income	(54)	(59)
Other (Income) / Expenses, Net	(155)	(1,818)

Income Before Taxes	3,480	1,558
Provision For Income Taxes	1,264	342

Net Income	$2,216	$1,216

Earnings per share
Basic	$0.18	$0.10
Diluted	$0.18	$0.10

Weighted-average common shares outstanding
Basic	12,163	12,071
Diluted	12,295	12,306
Dividends Per Share	$0.10	$0.10

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Cash Flows
For the Three Months ended December 31, 2005 and January 1, 2005
(Amounts in Thousands, unaudited)

	Three Months Ended

	12/31/2005	1/1/2005

Cash flows from operating activities:
Net income for the period	$2,216	$1,216
Adjustments to reconcile net income to net
Cash flows from operating activities:
Depreciation and amortization	3,094	3,055
Stock compensation	172	—
Excess tax benefit from stock-based compensation	(7)	—
Deferred tax expense	(145)	(22)
(Increase) Decrease in:
Accounts receivable	2,605	2,453
Inventories	(507)	(2,293)
Prepaid expenses	422	(499)
Other assets	1,557	435
(Decrease) Increase in:
Accounts payable	(1,643)	1,654
Accrued expenses	(995)	(2,718)
Income taxes payable	(606)	50
Other liabilities	504	228

Net cash flows provided by operating activities	6,667	3,559

Cash flows from investing activities:
Purchases of property, plant & equipment	(1,538)	(2,028)
Retirements or sale of property, plant & equipment	86	101

Net cash used in investing activities	(1,452)	(1,927)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	7	—
Proceeds from exercise of stock options	105	859
Dividend payments	(1,226)	(1,221)

Net cash used in financing activities	(1,114)	(362)

Effect of exchange rates	(908)	(837)

Net increase in cash and short-term investments	3,193	433

Cash and short-term investments at beginning of period	13,887	16,709
Cash and short-term investments at end of period	$17,080	$17,142

Supplemental cash flow data
Cash paid during the period for:
Interest	$—	$—
Income taxes	$453	$—

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.
Consolidated Statements of Comprehensive Income
For the Three Months ended December 31, 2005 and January 1, 2005
(Amounts in Thousands, unaudited)

	Three Months Ended

	12/31/2005	1/1/2005

Net income	$2,216	$1,216
Other comprehensive income:
Accumulated foreign currency translation
Adjustment	(1,237)	5,635
Unrealized loss on cash flow hedging
Instrument	(14)	(60)

Comprehensive income, net	$965	$6,791

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

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Notes thereto included in the Woodhead Industries, Inc. 2005 Form 10-K.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 Inventory Costs, an amendment to ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facilities, freight, handling costs and spoilage and requires these items to be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We were required to adopt SFAS No. 151 in the first quarter of fiscal 2006 and it did not have an impact on our financial position and results of operations for the quarter ended December 31, 2005.

In December 2004 FASB issued the revised SFAS No. 123, Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instrument issued. In addition, the equity or liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We were required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) applies to all awards granted after June 30, 2005 and to previously granted awards unvested as of the adoption date.

In May 2005 the FASB issued SFAS No. 154 Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion (APB) No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.	INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	12/31/05	10/1/05
Inventories valued using FIFO	$12,917	$12,435

Inventories valued using LIFO:
At FIFO cost	10,968	11,057
Less: Reserve to reduce to LIFO	(2,373)	(2,319)

LIFO Inventories	8,595	8,738

Total Inventories	$21,512	$21,173

Inventory composition using FIFO
Raw materials	13,331	12,894
Work-in-process and finished goods	10,554	10,598

Total Inventories at FIFO	$23,885	$23,492

Had we used the FIFO method for all inventories, net income would have been substantially the same for the quarters ended December 31, 2005 and January 1, 2005.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at the balance sheet date were the following:

	12/31/05	10/1/05
Property, plant and equipment, at cost	$160,426	$159,449
Less: Accumulated depreciation and amortization	(107,254)	(104,691)

Property, plant and equipment, net	$53,172	$54,758

During the first three months of fiscal 2006 we purchased $1.5 million of property, plant and equipment compared to $2.0 million in the first three months of fiscal 2005.

5.	LONG TERM DEBT

On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that provides for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our credit agreement. On December 31, 2005 and October 1, 2005 we had no borrowings under the revolving credit agreement.

Included in our financial statements is a $13.2 million 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a $12.0 million 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries. We are in compliance with all provisions of our senior guaranteed notes.

As of December 31, 2005 and October 1, 2005 we had no short-term borrowings.

6.	EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution from non-vested shares and stock options. The reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended
	12/31/05	1/1/05
Net Income	$2,216	$1,216
Earnings per share
Basic	$0.18	$0.10
Diluted	$0.18	$0.10

Weighted-average number of shares outstanding	12,163	12,071
Dilutive common stock options and non-vested stock	132	235

Weighted-average number of shares outstanding
Plus dilutive common stock options and non-vested stock	12,295	12,306

7.	CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,172,000 and 12,260,000 on December 31, 2005 and October 1, 2005, respectively. At December 31, 2005 the common stock issued of 12,172,000 did not include non-vested shares of 208,000.

Prior to October 2, 2005 we applied APB Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations (Opinion 25) including FIN 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we did not recognize compensation expense related to option grants. In December 2002, we adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123: Accounting for Stock Based Compensation. The following table, per SFAS No. 148, summarizes results as if we had recorded compensation expense for option grants during the three months ended January 1, 2005:

1/1/2005
Net Income
As reported	$1,216
Stock based employee compensation cost	(435)

Pro forma	$781
Basic earnings per share
As reported	$0.10
Stock based employee compensation cost	(0.04)

Pro forma	$0.06
Diluted earnings per share
As reported	$0.10
Stock based employee compensation cost	(0.04)

Pro forma	$0.06

Effective October 2, 2005, we adopted SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of this standard as of October 2, 2005, the first day of fiscal 2006. Our financial statements for the three months ended December 31, 2005 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on October 2, 2005 our income before income taxes and net income for the period ended December 31, 2005 were $39 and $25 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the period ended December 31, 2005 would have remained unchanged at $0.18 had we not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) we had presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on October 2, 2005 we changed our cash flow presentation in accordance with SFAS No. 123(R) which requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under this method, compensation cost for the first quarter of fiscal 2006 includes the portion of the share based compensation vesting in the period for (a) all share-based payments granted prior to, but not vested as of October 1, 2005, based on grant date fair value estimated using the Black-Scholes option pricing model and (b) all share based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which determines inputs as shown in the following table.

	Grant Date
	10/30/02	11/2/02	12/12/02
Dividend Yield	3.55%	2.85%	3.72%
Volatility	47.59%	47.92%	48.11%
Risk Free Interest Rate	4.00%	4.14%	4.00%
Expected Life	8	8	8

Black-Scholes Value	3.98	5.26	3.49

The summary of our stock option activity as of December 31, 2005 and changes during the first quarter of fiscal 2006 is presented in the following table:

Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	1,775	$14.64
Exercised	(15)	11.39
Expired or cancelled	(207)	16.42
Outstanding at December 31, 2005	1,553	14.43	6.46	$1,254

Vested or expected to vest at December 31, 2005	1,553	14.43	6.46	1,254

Exercisable at December 31, 2005	1,418	$14.72		$988

The intrinsic value for stock options is defined as the difference between the current market price and the grant price. The intrinsic value of options exercised during the first quarter of fiscal 2006 was $39. As of December 31, 2005 there was $226 of unrecognized compensation cost related to stock options outstanding.

Non-vested share grants consist of our common stock and generally vest over one to three years. All non-vested share grants are cliff vested. Generally, the fair value of each non-vested share grant is equal to the market price of our stock on the date of grant. A summary of our non-vested share activity as of December 31, 2005, and changes during the first quarter of fiscal 2006 is presented in the following table:

Non-Vested Shares	Shares (000)	Weighted Average Grant-Date Fair Value
Non-vested at October 1, 2005	98	$12.32
Granted	110	12.97
Vested	—	—

Non-vested at December 31, 2005	208	$12.66

Stock-based compensation expense related to non-vested shares recognized under SFAS No. 123(R) for the first quarter of 2006 was $0.1 million. This expense included stock-based compensation for grants that were issued before the adoption of SFAS No. 123(R) and expense related to the non-vested shares granted on December 2, 2005. For the quarter ended December 31, 2005 only one month of the new grant was included in stock-based compensation cost. As of December 31, 2005 there was $1.7 million of unrecognized compensation cost related to the non-vested stock grants that is expected to be recognized over a weighted average period of 1.8 years.

As of December 31, 2005 there were 523,669 shares available for grant.

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

Sales between segments were not significant. Sales in geographic areas were determined by customer location. For the quarter ending December 31, 2005 only Canada accounted for 10 percent or more of our total revenue and therefore was the only foreign country to meet the minimum disclosure requirements. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments or geographic areas. Both segments share certain production facilities and equipment (PP&E). These assets, and related additions and depreciation, were allocated based on unit production. Geographic data on assets is based on the physical location of those assets. Corporate assets were primarily investments in subsidiaries and cash.

Three Months
(Amounts in Thousands, unaudited)
Segment data

	Net Sales		Income from Operations
	Three Months Ended		Three Months Ended
	12/31/2005	1/1/2005	12/31/2005	1/1/2005
Connectivity	$40,377	$36,886	$1,708	$61
Electrical	13,062	11,790	1,247	300
Corporate and other	—	—	674	(135)

Total	$53,439	$48,676	$3,629	$226

	Additions to long-lived assets		Depreciation and Amortization
	Three Months Ended		Three Months Ended
	12/31/2005	1/1/2005	12/31/2005	1/1/2005
Connectivity	$645	$895	$2,534	$2,526
Electrical	1,034	1,114	544	495
Corporate and other	(141)	19	16	34

Total	$1,538	$2,028	$3,094	$3,055

	Total Assets
	12/31/2005	10/1/2005
Connectivity	$134,328	$136,926
Electrical	31,272	31,917
Corporate and other	10,434	9,537

Total	$176,034	$178,380

	Three Months Ended
Reconciliation of Income from Operations to Net Income	12/31/2005	1/1/2005
Income from operations	$3,629	$226
Less: Interest income (expense), net	(304)	(486)
Other income (expense), net	155	1,818
Income taxes	(1,264)	(342)

Net Income	$2,216	$1,216

Geographic Data

	Net Sales
	Three Months Ended			Total Assets
	12/31/2005	1/1/2005		12/31/2005	10/1/2005
United States	$29,759	$26,606	United States	$52,167	$50,083
Canada	6,646	4,258	Italy	32,844	33,390
All other countries	17,034	17,812	France	24,553	21,369
			Canada	21,968	25,188
Total	$53,439	$48,676	Mexico	20,514	23,120
			All other countries	23,988	25,230

			Total	$176,034	$178,380

9.	INCOME TAX EXPENSE

Our effective tax rate for the quarter ending December 31, 2005 was 36.3% compared to 22.0% for the quarter ending January 1, 2005. The lower effective tax rate for the quarter ending January 1, 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. Dollar loan held by our Canadian subsidiary.

10.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our non-union plans for the three months ended December 31, 2005 and January 1, 2005:

	Pension Benefits
	Three Months Ended
Components of Net Periodic Benefit Costs:	12/31/05	1/1/05
Service Cost	$202	$132
Interest Cost	152	127
Recognized actuarial loss	115	75
Expected return on plan assets	(145)	(126)
Amortization of prior service costs	7	3

Net periodic benefit cost	$331	$211

It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Security Act of 1974. We previously disclosed in our financial statements for the year ended October 1, 2005 that we did not expect to contribute to our non-union qualified plan in 2006 and as of December 31, 2005 we have made no contributions.

11.	CONTINGENT LIABILITIES

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary judgment resolving the claims in favor of the insurers. We filed an appeal to the U.S. Court of Appeals for the Sixth Circuit, and following the Court’s per curium affirmance in November 2005 we filed a petition for rehearing en banc.

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

12.	LEGAL SETTLEMENT

On November 11, 2005 one of our subsidiaries (the “Subsidiary”) entered into an agreement to settle litigation with another party (the “Defendant”) relating to allegations of breach of contract filed by the Subsidiary and to counterclaims alleged by the Defendant against the Subsidiary relating to allegations of breach of a related contract. As a result of this settlement the Subsidiary recorded $1.6 million of revenue during the first quarter of fiscal 2006.

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

Results of Operations

First quarter fiscal 2006 results compared with First quarter fiscal 2005 results

SALES
Sales in the quarter ended December 31, 2005 were $53.4 million, an increase of 9.8% compared to sales of $48.7 million for the quarter ended January 1, 2005. This improvement in sales was due to strong performances in both our Connectivity and Electrical segments. The North America Connectivity business continues to post strong results with another solid period of double-digit growth with revenue increasing 21.9% in the first quarter when compared to last year. This growth in North America coupled with the improving results from our European operations, which was up 7.4% in local currency, enabled us to post another quarter of strong growth in our Connectivity segment. In Connectivity, foreign exchange rates changes negatively impacted sales by $1.8 million for the quarter ending December 31, 2005 when compared to last year. However, this negative impact was largely offset by the receipt of $1.6 million related to a previously disclosed legal settlement. For the first quarter 2006 Connectivity sales were $40.4 million, a 9.5% increase over the $36.9 million in sales reported for the first quarter 2005. In local currencies sales in North America, Europe and Asia increased 21.3%, 7.4% and 3.2%, respectively when compared to the first quarter of 2005. Connectivity sales represented 75.6% of our total first quarter sales, which reflects our continued focus on the growth of this segment. Electrical sales were $13.1 million in the quarter December 31, 2005 and $11.8 million last year, a 10.8% increase. Electrical sales represented 24.4% of our total first quarter sales.

SALES BY REGION
In the United States, sales were $29.8 million in the first quarter of fiscal 2006 compared to $26.6 million in the first quarter of 2005. We recorded 44% of our revenues in foreign currencies during the first quarter of fiscal 2006 compared to 45% in the first quarter of 2005. Our international revenue was up 7.3% in the first quarter of fiscal 2006 when compared to last year. This increase was mainly due to the operating performance of our businesses in Canada, Europe and Japan. In local currencies, sales in Canada, Europe and Japan increased 28.5%, 7.4% and 12.4%, respectively, when compared to the first quarter of 2005. The large increase in Canada was the result of the $1.6 million legal settlement that occurred in the first quarter of fiscal 2006. In local currencies European sales increased in France, Germany and Italy by 17.1%, 12.8% and 3.3%, respectively with a 4.9% decline in the U.K. In local currencies sales in Japan increased 12.4%.

BACKLOG
The backlog of unfilled orders stood at $18.3 million at the end of this quarter as compared to $19.0 million a year ago, which translates to 21 and 23 average days of sales in 2006 and 2005, respectively. Our backlog has improved 11.7% compared to the 2005 year-end levels of $16.3 million.

GROSS PROFIT
Gross profit as a percent of sales was 37.7% in the first quarter of fiscal 2006 up 3.3 points from last years gross profit of 34.4%. The legal settlement accounted for 1.9 points of the first quarter 2006 gross profit. Our core product gross margin was up compared to last year’s gross margin and it should be noted that the first quarter is seasonably the lowest margin quarter of the year. While price increases have been more difficult to realize than anticipated we were able to increase gross profits in both segments by increasing volume and implementing tight cost controls, particularly in our Electrical segment, which recorded very low margins in the first quarter of fiscal 2005. Electrical gross margins increased from 33.0% in the first quarter of fiscal 2005 to 35.9% in the first quarter of 2006 while Connectivity gross margins increased from 34.8% to 38.3%.

OPERATING EXPENSES
Operating expenses were $16.5 million in both the first fiscal quarters 2006 and 2005. These expenses were 30.9% of sales in the first quarter of 2006 compared to last year’s 33.9%. This decrease as a percentage of sales was due wholly to the increased sales levels in the first quarter of 2006. Changes in foreign exchange rates had a positive effect of $0.4 million on operating expenses in the first quarter of 2006 when compared to the first quarter of 2005 and was offset by increases in first quarter Sarbanes-Oxley and stock compensation costs. Stock compensation costs will continue to be higher than 2005 levels due to the adoption of Statement of Financial Accounting Standards (SFAS) 123, Share-Based Payment (SFAS 123(R)) in the first quarter of fiscal 2006. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 2, 2005, the first day of fiscal 2006. In lieu of issuing stock options we issued 110,500 shares of non-vested stock during the first quarter of 2006. Stock compensation expense during the first quarter of 2006 was $0.2 million of which $0.1 million related to the non-vested stock granted during the quarter and the balance related to prior stock options, which are now required to be expensed as a result of SFAS No. 123(R). Unrecognized compensation cost at December 31, 2005 was $1.9 million.

SEGMENT OPERATING INCOME
Income from operations in the first quarter of 2006 was $1.7 million in the Connectivity segment compared to $0.1 million in 2005. The full impact of foreign exchange rate changes and the legal settlement are reflected in the Connectivity segment revenues. Although these factors largely offset one another on the revenue line, the legal settlement accounted for $0.6 million of the increase in income from operations. This $0.6 million benefit is after a $1.0 million charge to the segment’s operating expenses to reflect the multi-year total of legal fees associated with the settlement. $0.8 million of these costs had been charged to corporate over the past several years and as a result there was a corresponding credit to our corporate general and administrative expense line in the first quarter of 2006. Profitability improvement in this segment on a year-over-year basis was the result of increased revenue and improved gross margins. The Electrical segment recorded income from operations in the first quarter of 2006 of $1.2 million compared to $0.3 million in 2005. This significant improvement is due mainly to increased revenue, tight cost controls and the business improvements made during the last three quarters of fiscal 2005.

MISCELLANEOUS INCOME/EXPENSE
Other income in the first quarter of 2006 was $0.2 million compared to other income of $1.8 million in the first quarter of 2005. Other income in the first quarter of 2005 was due mainly to the $1.3 million gain realized from exchange rate changes, due primarily to the U.S. Dollar denominated loan held in Canada. Also included in first quarter 2005 miscellaneous income were the earn-out fees of $0.3 million received from the sale of the Aero-Motive product line in the first quarter of 2004 and the $0.2 million from the sale of a small product line in Germany.

NET INCOME
Net income in the first quarter of 2006 was $2.2 million compared to $1.2 million in 2005. Our effective tax rate was 36.3% and 22.0% for 2006 and 2005, respectively. The lower effective tax rate for the quarter ending January 1, 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. Dollar loan held by our Canadian subsidiary.

Financial Condition, Liquidity and Capital Resources

On December 31, 2005 we had $17.1 million in cash and short-term investments, up $3.2 million from our year-end amount of $13.9 million. This increase in cash was due mainly to the operating cash flow of $6.5 million, which includes the previously mentioned legal settlement. This increase was partially offset by spending for property, plant and equipment and the quarterly dividends.

Working capital increased to $56.8 million on December 31, 2005 compared to $54.8 million on October 1, 2005. The increase in working capital was due mainly to the increase in cash, which resulted from higher sales, due partially to the legal settlement and the improved collection of receivables. Also contributing to this increase was the decrease in accounts payable, which was the result of shorter payment cycles when compared to year-end levels.

We continue to invest in property and equipment. For the first three months of fiscal 2006 we invested $1.5 million compared to $2.0 million in the first three months of fiscal 2005. The purchases made during the first quarter of 2006 were the result of continued investment the world-wide ERP system, which will begin to roll out in North America in April 2006.

Our cash, short-term investments and the revolver are available for strategic investments, acquisitions, and other potential cash needs that may arise. We believe that existing cash, short-term investments and the revolver, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

On December 31, 2005 we had $25.2 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. On April 28, 2004 we entered into a new three-year revolving credit agreement with our existing bank that will provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This revolving credit agreement provides that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our funding agreement. At December 31, 2005 and October 1, 2005 we had no short-term borrowings.

We do not have any exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Contractual Obligations

Our contractual obligations for long-term debt, purchase obligations, capital leases and operating leases on the balance sheet remained substantially unchanged as of December 31, 2005 from the amounts disclosed as of October 1, 2005 in our Form 10-K.

Contingent Liabilities and Environmental Matters

Our operations are subject to international, federal, state and local environmental laws and regulations. We are party to an environmental matter, which obligates us to investigate, remediate or mitigate the effects on the environment of the release of certain substances at one of our manufacturing facilities. It is possible that this matter could affect cash flows and results of operations. For additional details on contingent liabilities and the environmental exposure, see Footnote No. 11.

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

Our significant accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Form 10-K for the year ended October 1, 2005. There have been no significant changes to those accounting policies subsequent to October 1, 2005.

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

In 1998 we entered into a foreign currency swap agreement with an AA- rated counter-party to hedge a portion of our cash flows from our Italian subsidiary. We base the fair value for our cross-currency swap on the total cost estimate to terminate the agreement. The fair value of the swap on December 31, 2005 was recorded as a $0.2 million liability.

In 2005 our Canadian subsidiary entered into three foreign currency forward contracts to cover its debt obligations under a U.S. Dollar denominated loan. These forward contracts will reduce the exposure to fluctuations in foreign currency exchange rates, since gains and losses on these contracts offset losses and gains on the underlying positions. We have elected not to treat these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses on these instruments have been recorded in miscellaneous income and expense on our Canadian subsidiary’s general ledger.

All of our $25.2 million of long-term debt is denominated in U.S. Dollars and carries fixed interest. We base the fair value of our long-term debt on market, or dealer quotes. The difference between fair and carrying values of our financial instruments, other than the swap, were not material at the balance sheet dates.

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

As a result of the material weakness identified at October 1, 2005 management has instituted procedures to verify that inventory reconciliations are completed on a timely basis and operating effectively. We have made the appropriate changes to our internal controls and now all accounts are reconciled on a timely basis.

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

We previously filed a complaint in federal district court seeking contribution from the previous owners of the site for the cost of the investigation and remediation of the site. We settled that litigation through a consent judgment against the former owners. Also, we asserted claims against insurers of the former owners for the amounts specified in the consent judgment. The insurers denied coverage and three of them filed a declaratory judgment action to that effect against us in federal district court. In July 2004 the federal district court entered an Order and Judgment on cross motions for summary judgment resolving the claims in favor of the insurers. We filed an appeal to the U.S. Court of Appeals for the Sixth Circuit, and following the Court’s per curium affirmance in November 2005 we filed a petition for rehearing en banc.

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

Date: February 9, 2006

BY: /s/ Robert H. Fisher	BY: /s/ Joseph P. Nogal
Robert H. Fisher Vice President, Finance and C.F.O. (Principal Financial Officer)	Joseph P. Nogal Vice President, Treasurer/Controller (Principal Accounting Officer)