Form 10-K/A
period 2005-10-01
WOODHEAD INDUSTRIES INC
filed 2006-05-05
CIK 108215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 1, 2005

Commission file number 0-5971

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

WOODHEAD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-1982580
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Three Parkway North, Suite 550, Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

(847) 236-9300

Registrants Telephone Number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT

Common Stock, Par Value $1.00 Preferred Stock Purchase Rights	NASDAQ NASDAQ
(Title of Class)	(Exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the Amendment) replaces the Annual Report on Form 10-K (the Annual Report) for the year ended October 1, 2005 for Woodhead Industries, Inc. in its entirety. This Amendment is being filed in response to comments received from the Securities and Exchange Commission (the SEC) after their review of our 2005 Form 10-K. The following items have been modified or disclosures expanded in this Amendment pursuant to the comment letter:

1.	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

a.	Results of Operations 2005, 2004 and 2003 – Sales

b.	Results of Operations 2005, 2004 and 2003 – Gross Profit

2.	Part II - Item 8. Consolidated Financial Statements – Notes to Consolidated Financial Statements

a.	Note 1. Summary of Accounting Policies – Part D. Inventories

b.	Note 1. Summary of Accounting Policies – Part H. Revenue Recognition

c.	Note 6. Goodwill and Other Intangible Assets

d.	Note 16. Contingent Liabilities

3.	The certifications of Philippe Lemaitre and Robert H. Fisher, Exhibits 31.1 and 31.2, respectively, required under Section 302 of the Sarbanes-Oxley Act of 2002 inadvertently omitted certain language in the original filing. The revised certifications are filed as Exhibits 31.1 and 31.2, respectively in this Amendment No. 1 of Form 10 K/A.

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

PRODUCTS

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered to perform in harsh, demanding and hazardous industrial environments. We are known in the global industrial market by our recognized brands that include Brad Harrison®, BradPowerTM, BradControlTM, SST™, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise ranges from mechanical, electrical and electronics to communication software products and technologies.

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

FINANCIAL PROFILE

(Amounts in thousands; except per share data, employees and stockholders)

	Fiscal Years Ended
	2005	2004	2003	2002[1]	2001[1]
OPERATIONS
Net sales	$215,036	$201,735	$179,038	$170,179	$190,186
Cost of sales	135,400	125,665	112,991	107,770	114,493
Gross profit	79,636	76,070	66,047	62,409	75,693
% of net sales	37.0%	37.7%	36.9%	36.7%	39.8%
Operating expenses	68,036	66,181	56,855	54,466	56,978
% of net sales	31.6%	32.8%	31.8%	32.0%	30.0%
Interest and other expenses	223	33	(39)	2,820	5,159
Income before income taxes	11,377	9,856	9,231	5,123	13,556
% of net sales	5.3%	4.9%	5.2%	3.0%	7.1%
Provision for income taxes	2,991	1,818	3,392	2,578	5,722
Income from continuing operations	8,386	8,038	5,839	2,545	7,834
% of net sales	3.9%	4.0%	3.3%	1.5%	4.1%
Income from discontinued operations	—	—	730	—	—
% of net sales	—	—	0.4%	—	—
Net income	$8,386	$8,038	$6,569	$2,545	7,834
% of net sales	3.9%	4.0%	3.7%	1.5%	4.1%

Earnings per share, basic
From continuing operations	$0.69	$0.67	$0.50	$0.22	$0.68
From discontinued operations	—	—	0.06	—	—
Net income	$0.69	$0.67	$0.56	$0.22	$0.68
Earnings per share, diluted
From continuing operations	$0.68	$0.66	$0.49	$0.22	$0.66
From discontinued operations	—	—	0.06	—	—
Net income	$0.68	$0.66	$0.55	$0.22	$0.66
Dividends per share	$0.40	$0.40	$0.36	$0.36	$0.36
Weighted average common shares outstanding, diluted	12,266	12,202	11,930	11,829	11,810

OTHER DATA
Net cash flows provided by operating activities	15,798	12,350	17,479	24,524	23,435
Net cash (used for) provided by investing activities	(7,629)	(6,991)	21	(7,011)	(24,601)
Net cash (used for) financing activities	(8,965)	(8,524)	(6,827)	(6,370)	(3,519)
Interest expense, net	1,644	2,337	2,862	2,895	3,125
Depreciation and amortization	11,799	11,048	11,115	10,366	11,221
Engineering and product development	11,905	11,430	8,918	8,261	7,822

YEAR-END POSITIONS
Total assets	$178,380	$181,064	$173,856	$166,651	$166,868
Total liabilities	57,701	63,630	65,406	69,306	74,149
Working capital (Current assets less current liabilities)	54,782	52,788	48,247	38,963	41,438
Current ratio	2.9 to 1	2.8 to 1	2.7 to 1	2.4 to 1	2.7 to 1
Stockholders’ investment	120,679	117,434	108,450	97,345	92,719
Long-term debt	19,500	25,200	30,900	36,600	45,400
Book value per share	$9.84	$9.67	$9.03	$8.24	$8.02
Number of employees	1,541	1,558	1,506	1,490	1,534
Number of stockholders	374	386	395	402	407

[1]	The company adopted SFAS No. 142 in 2002. Goodwill amortization was $1.5 million in fiscal year 2001 and 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations 2005, 2004 and 2003

Woodhead Industries develops, manufactures and markets network and electrical infrastructure products engineered to perform in demanding, harsh or hazardous environments. We are known in the global industrial market by our recognized brands which include Brad Harrison®, BradPowerTM, BradControlTM SSTTM, Daniel Woodhead®, mPm®, applicom®, Aero-Motive® and RJ-Lnxx®. Our expertise extends from mechanical, electrical and electronics products to communication software products and technologies.

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

Total revenue for fiscal year 2005 was $215.0 million compared to $201.7 million in fiscal 2004, a 6.6% increase. This increase was wholly attributable to the increased sales in our Connectivity segment and the positive impact resulting from changes in exchange rates. The growth in our Connectivity segment was due mainly to the success of our growth initiatives in North America and improved operating results in North America and Asia due to increased capital spending by our customers and increased market penetration. Also contributing to this increase were the positive effects from changes in exchange rates, which accounted for $4.1 million or 2.0 points of the increase. Partially offsetting these increases were the decreases in our Electrical segment due mainly to several large non-recurring government orders that were shipped in the second and third quarters of 2004. In constant dollars we recorded sales increases in North America and Asia of 7.2% and 14.5%, respectively. In Europe we recorded a 1.9% decrease in sales.

Connectivity segment sales were $162.3 million in fiscal 2005 compared to $147.0 million in fiscal 2004, a 10.4% increase. Favorable exchange rates accounted for $4.1 million of the increase and we experienced solid growth in North America and Asia. The revenue increase in North America was the result of growth initiatives that were started in 2004 and included the hiring of additional sales professionals, a branding program to maximize the Woodhead name, the implementation of a new E-Catalog and the addition of marketing programs to increase customer awareness. In addition, the sales and marketing functions were reorganized by product line and sales channel and we revised our distribution model to a multiple tier approach with various levels of services and commitments. The growth in Asia was due mainly to the increased sales in the physical media and software and electronics product lines. In constant dollars sales increased in North America by 15.3% due mainly to increases in our U.S. physical media and U.S. copper and fiber assemblies of 13.8% and 33.5%, respectively. In constant dollars sales increased in Canada, Japan and Asia by 6.7%, 13.5% and 16.8%, respectively. In 2005 Western Europe was affected by challenging economic conditions and as a result we recorded a constant dollar sales decline in Europe of 1.9%. These economic conditions varied by country and impacted our results. Italy and the U.K. recorded constant dollar sales decreases of 9.1% and 8.3%, respectively. These results were partially offset by constant dollar increases of 4.7% and 5.3% in France and Germany, respectively. Connectivity sales represented 75.5% of total sales in fiscal 2005 compared to 72.9% in fiscal 2004.

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

Gross Profit

In 2005 cost of sales was $135.4 million or 63.0% of net sales compared to $125.7 million or 62.3% of net sales in fiscal 2004. Primarily as a result of increased costs, 2005 gross profit as a percent of sales decreased to 37.0% from 37.7% in fiscal 2004. This decrease in gross profit was due mainly to issues that occurred in our Electrical segment during the first and fourth quarters of 2005. There were several small issues that occurred during the first quarter when combined had a significant impact on our gross profit. First, costs associated with the launch of our new Electrical consumer product, including the freight and logistics costs of getting the product from China to the individual stores, were much higher than planned. Second, freight costs associated with the final migration of production to Juarez, Mexico were higher than planned due to not changing our supplier base from the Midwest. Finally, we had a temporary shift towards certain lower margin lighting products due to several large one-time orders. While substantial progress was made on these issues during the year, their impact materially affected full year results. In the fourth quarter the Electrical margin was adversely impacted by higher last-in first-out (LIFO) and freight expenses. The LIFO component of cost of sales was $0.3 million higher in fiscal 2005 when compared to fiscal 2004 and was the result of increases in material costs. Connectivity product margins improved year-over-year primarily due to better plant utilization, increases in our copper and fiber product lines and improved operations in Asia. On a consolidated level our gross profit increased from 34.4% in the first quarter of 2005 to 38.0% in the fourth quarter of 2005.

In 2004 cost of sales was $125.7 million or 62.3% of net sales compared to $113.0 million or 63.1% of net sales in fiscal 2003. Primarily as a result of lower costs, 2004 gross profit as a percent of sales increased to 37.7% from 36.9% in fiscal 2003. During the year we started to show improvements in our gross margins as our manufacturing operating efficiencies improved and plant utilization improved due to the increase in sales volume. Partially offsetting these favorable improvements to gross margins were increases in commodity prices, reductions in selling prices (mainly in our North American operations), start-up costs associated with the Aero-Motive production move to Mexico and lower margins in the telecommunications market.

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

D. INVENTORIES

We value our inventories at the lower of cost or market value, and adjust our inventory for excess and obsolescence reserves. The resulting inventory value represents a new cost basis. Adjustments to our excess and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method, or the last-in first-out (LIFO) method. The LIFO method of inventory valuation is used by two of our three U.S. subsidiaries and this method was chosen to better match current cost and revenue.

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

H. REVENUE RECOGNITION

We recognize revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured. We sell our products to stocking distributors, system integrators, as well as directly to OEM customers. We record accruals for sales returns, sales incentives (rebates based on meeting agreed upon sales targets), price adjustments (discounts from list pricing) and other allowances (cash discounts) at the time of shipment, based on prior claims experience and other quantitative and qualitative factors. These accruals are recognized as a reduction to sales.

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

In fiscal 2004 we recorded purchase accounting adjustments to increase goodwill by $2.0 million primarily to record a deferred tax liability related to our purchase of applicom International. The effect of this adjustment on prior periods was not material.

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

The plan asset targeted and actual allocations by category were:

	Targeted 2005	2005	2004
Domestic equities	30% - 75%	54%	41%
International equities	5% - 25%	15%	17%
Fixed income	10% - 65%	20%	30%
Cash		11%	12%

Total		100%	100%

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

We have a reserve for the $1.5 million of investigation and remediation expenses we have estimated to be incurred over the next 13 years to address the environmental issue at our site in Michigan. We based our estimate on the future costs expected to be incurred to investigate, monitor and remediate the site. Our cost estimate continues to be subject to substantial uncertainty because of the extent of the contamination area, the variety and nature of geological conditions throughout the contamination area, the length of the remediation period, changes in remediation technology and the state’s Department of Environmental Quality feedback. We are unable to estimate any additional losses or range of additional losses associated with this uncertainty. Funding this activity will come from operating cash flows and only changes to the reserve estimate will affect the results of operations.

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

We may grant stock options to directors, officers and key employees, under our stock option plans at a price not less than the market value at the date of grant. Detailed information regarding stock option plans can be found in Note 9 of the Notes to Consolidated Financial Statements. The following table summarizes the availability of options in total and available options to be exercised:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,774,575	$14.64	976,992
Equity compensation plans not approved by security holders	—	—	—
Total	1,774,575	$14.64	976,992

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services provided by our independent registered public accounting firm for the fiscal years ended October 1, 2005 and October 2, 2004 are as follows:

	2005	2004
	Ernst & Young LLP	Ernst & Young LLP
Audit Fees	$1,402[1]	$420[1]
Audit Related Fees	64[2]	33
Tax Fees	126[3]	137[4]
All Other Fees	—	—

Total	$1,592	$590

1.	Fiscal years 2005 and 2004 include $917 and $42, respectively in fees for assurance services in connection with Section 404 of the Sarbanes-Oxley Act of 2002.
2.	Amount includes due diligence work.
3.	Includes $90 for tax compliance and $36 for tax consulting.
4.	Includes $125 for tax compliance and $12 for tax consulting.

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

Exhibit 14 Code of Ethics for Senior Officers

Exhibit 21 Subsidiaries of the Company

Exhibit 23.1 Consent of Independent Registered Public Accounting Firm

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

Date: May 5, 2006

Under the requirements of the Securities and Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Philippe Lemaitre Philippe Lemaitre	Chairman, President and C.E.O. (Principal Executive Officer)	05-05-06

/s/ Robert H. Fisher Robert H. Fisher	Vice President, Finance and C.F.O. (Principal Financial Officer)	05-05-06

/s/ Joseph P. Nogal Joseph P. Nogal	Vice President, Treasurer/Controller (Principal Accounting Officer)	05-05-06

/s/ Charles W. Denny Charles W. Denny	Director	05-05-06

/s/ Thomas McKane Thomas McKane	Director	05-05-06

/s/ Eugene P. Nesbeda Eugene P. Nesbeda	Director	05-05-06

/s/ Sarilee K. Norton Sarilee K. Norton	Director	05-05-06