Form 10-Q/A
period 2005-12-31
WOODHEAD INDUSTRIES INC
filed 2006-05-05
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Yes ☐ No ☒

        The number of common shares outstanding as of January 27, 2006 was 12,378,895.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the Amendment) replaces the Quarterly Report on Form 10-Q (the Quarterly Report) for the quarter ended December 31, 2005 for Woodhead Industries, Inc. in its entirety. This Amendment is being filed in response to comments received from the Securities and Exchange Commission (the SEC) after their review of our Form 10-Q for the fiscal quarter ended December 31, 2005. The following items have been modified or disclosures expanded in this Amendment pursuant to the comment letter:

1.	Part I – Item 1. Consolidated Financial Statements – Notes to Consolidated Financial Statements a. Note 11. Contingent Liabilities

2.	Part II – Item 1. Legal Proceedings

3.	The certifications of Philippe Lemaitre and Robert H. Fisher, Exhibits 31.1 and 31.2, respectively, required under Section 302 of the Sarbanes-Oxley Act of 2002 inadvertently omitted certain language in the original filing. The revised certifications are filed as Exhibits 31.1 and 31.2, respectively in this Amendment No. 1 of Form 10 Q/A.

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

Prior to October 2, 2005 we applied APB Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations (Opinion 25) including FIN 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we did not recognize compensation expense related to option grants. In December, 2002 we adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123: Accounting for Stock Based Compensation. The following table, per SFAS No. 148, summarizes results as if we had recorded compensation expense for option grants during the three months ended January 1, 2005:

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

SALES BY REGION
In the United States, sales were $29.8 million in the first quarter of fiscal 2006 compared to $26.6 million in the first quarter of 2005. We recorded 44% of our revenues in foreign currencies during the first quarter of fiscal 2006 compared to 45% in the first quarter of 2005. Our international revenue was up 7.3% in the first quarter of fiscal 2006 when compared to last year. This increase was mainly due to the operating performance of our businesses in Canada, Europe and Japan. In local currencies, sales in Canada, Europe and Japan increased 28.5%, 7.4% and 12.4%, respectively, when compared to the first quarter of 2005. The large increase in Canada was the result of the $1.6 million legal settlement that occurred in the first quarter of fiscal 2006. In local currencies European sales increased in France, Germany and Italy by 17.7%, 12.8% and 3.3%, respectively with a 4.9% decline in the U.K. In local currencies sales in Japan increased 12.4%.

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

MISCELLANEOUS INCOME / EXPENSE
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

Date:   May 5, 2006

BY: /s/ Robert H. Fisher	BY: /s/ Joseph P. Nogal
Robert H. Fisher Vice President, Finance and C.F.O. (Principal Financial Officer)	Joseph P. Nogal Vice President, Treasurer/Controller (Principal Accounting Officer)