Form 10-Q
period 2006-04-01
WOODHEAD INDUSTRIES INC
filed 2006-05-10
CIK 108215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  04/01/2006

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
Yes  ☒ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by a check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The number of common shares outstanding as of April 18, 2006 was 12,405,795.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings	22
Item 4 – Submission of Matters to a Vote of Security Holders	23
Item 6 – Exhibits	23
Signatures	24

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Woodhead Industries, Inc.

Consolidated Balance Sheets

As of April 01, 2006 and October 1, 2005

(Amounts in Thousands)

	Unaudited
Assets	4/1/2006	10/1/2005

Current Assets
Cash and short-term investments	$ 16,276	$ 13,887
Accounts receivable, net	42,303	39,040
Inventories	22,750	21,173
Prepaid expenses	5,764	5,785
Refundable income taxes	366	2,097
Deferred income taxes	3,133	2,164

Total current assets	90,592	84,146
Property, plant and equipment, net	55,340	54,758
Other intangible assets, net	545	568
Goodwill	35,993	35,730
Deferred income taxes	2,502	2,746
Other assets	397	432

Total Assets	$ 185,369	$ 178,380

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$ 11,336	$ 11,080
Accrued expenses	13,979	11,531
Income taxes payable	1,725	1,053
Current portion of long-term debt	5,700	5,700

Total current liabilities	32,740	29,364

Long term debt	19,500	19,500
Deferred income taxes	4,958	4,698
Other liabilities	3,828	4,139

Total liabilities	61,026	57,701

Stockholders' Investment
Common stock at par (shares issued: 12,405 at 4/1/06
and 12,260 at 10/1/05)	12,218	12,260
Additional paid-in capital	22,157	21,596
Deferred stock compensation	—	(397)
Accumulated other comprehensive income	4,679	4,726
Retained earnings	85,289	82,494

Total stockholders' Investment	124,343	120,679

Total Liabilities and Stockholders’ Investment	$ 185,369	$ 178,380

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Income

For the Three and Six Months ended April 01, 2006 and April 02, 2005

(Amounts in Thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended

	4/1/2006	4/2/2005	4/1/2006	4/2/2005

Net Sales	$ 59,028	$ 56,393	$ 112,467	$ 105,069
Cost of Sales	36,704	35,548	69,987	67,502
Gross Profit	22,324	20,845	42,480	37,567
Operating Expenses	17,466	17,748	33,993	34,244

Income From Operations	4,858	3,097	8,487	3,323

Other Expenses
Interest Expense	338	544	696	1,089
Interest Income	(115)	(67)	(169)	(126)
Other (Income)/ Expenses, Net	(147)	515	(302)	(1,303)

Income Before Taxes	4,782	2,105	8,262	3,663

Provision For Income Taxes	1,739	778	3,003	1,120

Net Income	$ 3,043	$ 1,327	$ 5,259	$ 2,543

Earnings per share

Basic	$ 0.25	$ 0.11	$ 0.43	$ 0.21
Diluted	$ 0.25	$ 0.11	$ 0.43	$ 0.21

Weighted-average common shares outstanding

Basic	12,197	12,124	12,180	12,097
Diluted	12,383	12,287	12,333	12,284

Dividends Per Share	$ 0.10	$ 0.10	$ 0.20	$ 0.20

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended April 01, 2006 and April 02, 2005

(Amounts in Thousands, unaudited)

	Six Months ended
	4/1/2006	4/2/2005

Cash flows from operating activities:
Net income for the period	$ 5,259	$ 2,543
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization	6,139	5,984
Stock compensation	436	—
Excess tax benefit from stock-based compensation	(53)	—
Deferred tax expense	(504)	517
(Increase) Decrease in:
Accounts receivable	(3,275)	(2,707)
Inventories	(1,577)	(2,424)
Prepaid expenses	731	(1,034)
Deffered income taxes and other assets	2,053	649
Increase (Decrease) in:
Accounts payable	258	2,314
Accrued expenses	1,473	(2,914)
Income taxes payable	373	772
Deferred income taxes and other liabilities	297	50

Net cash flows provided by operating activities	11,610	3,750

Cash flows from investing activities:
Purchases of property, plant & equipment	(6,723)	(4,136)
Retirements of sale of property, plant & equipment	210	96

Net cash used in investing activities	(6,513)	(4,040)

Cash flows from financing activities:
Excess tax benefit from stock-based compensation	53	—
Proceeds from exercise of stock options	480	1,043
Dividend payments	(2,464)	(2,444)

Net cash used in financing activities	(1,931)	(1,401)

Effect of exchange rates	(777)	(836)

Net increase (decrease) in cash and short-term investments	2,389	(2,527)

Cash and short-term investments at beginning of period	$ 13,887	$ 16,709
Cash and short-term investments at end of period	$ 16,276	$ 14,182

Supplemental cash flow data
Cash paid during the period for:
Interest	$ 847	$ 1,037
Income taxes	$ 2,367	$ 442

The accompanying notes are an integral part of these statements.

Woodhead Industries, Inc.

Consolidated Statements of Comprehensive Income

For the Three and Six Months ended April 01, 2006 and April 02, 2005

(Amounts in Thousands, unaudited)

	Three Months Ended		Six Months Ended

	4/1/2006	4/2/2005	4/1/2006	4/2/2005

Net Income	$ 3,043	$ 1,327	$ 5,259	$ 2,543
Other comprehensive income:
Accumulated foreign currency translation
Adjustment	1,208	(3,168)	(29)	2,467
Minimum pension liability adjustment,
Net of tax	—	230	—	230
Unrealized loss on cash flow hedging
Instrument	(4)	13	(18)	(47)

Comprehensive income, net	$ 4,247	$ (1,598)	$ 5,212	$ 5,193

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

In November 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 Inventory Costs, an amendment to ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facilities, freight, handling costs and spoilage and requires these items to be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We were required to adopt SFAS No. 151 in the first quarter of fiscal 2006 and it did not have an impact on our financial position and results of operations for the quarter ended April 1, 2006.

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

In May 2005 the FASB issued SFAS No. 154 Accounting Changes and Error Corrections – a replacement of Accounting Principles Board Opinion (APB) No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles and applies to all voluntary changes in accounting principles. SFAS No. 154 also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.	INVENTORIES

Inventories at the balance sheet dates were comprised of the following:

	4/1/2006	10/1/2005

Inventories valued using FIFO	$ 12,216	$ 12,435

Inventories valued using LIFO:
At FIFO cost	13,064	11,057

Less: Reserve to reduce to LIFO	(2,530)	(2,319)

LIFO Inventories	10,534	8,738

Total Inventories	$ 22,750	$ 21,173

Inventory composition using FIFO
Raw materials	$ 14,776	$ 12,894

Work-in-process and finished goods	10,504	10,598

Total Inventories at FIFO	$ 25,280	$ 23,492

Had we used the FIFO method for all inventories, net income would have been $0.1 million higher for the quarter and six months ended April 1, 2006 and $0.1 million lower for the quarter and six months ended April 2, 2005.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at the balance sheet date were the following:

	4/1/2006	10/1/2005

Property, plant and equipment, at cost	$ 165,784	$ 159,449
Less: Accumulated depreciation and amortization	(110,444)	(104,691)

Property, plant and equipment, net	$ 55,340	$ 54,758

During the second quarter of fiscal 2006 we purchased $5.2 million of property, plant and equipment compared to $2.1 million in the second quarter of fiscal 2005. For the six months ended April 1, 2006 we purchased $6.7 million of property, plant and equipment, compared to $4.1 million for the six months ended April 2, 2005. The increased spending during the quarter and six months ended April 1, 2006 was due to spending on our new ERP system.

5.	LONG-TERM DEBT

On April 28, 2004 we entered into a three-year revolving credit agreement with our existing bank that provides for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This revolving credit agreement states that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our credit agreement. On April 1, 2006 and October 1, 2005 we had no borrowings under the revolving credit agreement.

Included in our financial statements is a $13.2 million 6.64% senior guaranteed note, which is held by a subsidiary and has a parental guarantee. In addition, there is a $12.0 million, 6.81% senior guaranteed note held by the parent company, which is guaranteed by our U.S. subsidiaries. We are in compliance with all provisions of our senior guaranteed notes.

As of April 1, 2006 and October 1, 2005 we had no short-term borrowings.

6.	EARNINGS PER SHARE

Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution from non-vested shares and stock options. The reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended

	4/1/2006	4/2/2005	4/1/2006	4/2/2005

Net Income	$ 3,043	$ 1,327	$ 5,259	$ 2,543
Earnings per share
Basic	$ 0.25	$ 0.11	$ 0.43	$ 0.21
Diluted	$ 0.25	$ 0.11	$ 0.43	$ 0.21

Weighted-average number of shares outstanding	12,197	12,124	12,180	12,097
Dilutive common stock options and non-vested stock	186	163	153	187

Weighted-average number of shares outstanding
Plus dilutive common stock options and non-vested stock	12,383	12,287	12,333	12,284

7.	CAPITAL STOCK

Our total authorized stock is 40,000,000 shares, consisting of 10,000,000 shares of preferred stock, par value $0.01 per share, and 30,000,000 shares of common stock, par value $1.00 per share. No shares of preferred stock have been issued to date. Common stock issued was 12,218,000 and 12,260,000 on April 1, 2006 and October 1, 2005, respectively. As of April 1, 2006 the common stock issued of 12,218,000 did not include non-vested shares of 187,500.

Prior to October 2, 2005 we applied APB Opinion No. 25: Accounting for Stock Issued to Employees, and related interpretations (Opinion 25) including FIN 44: Accounting for Certain Transactions Involving Stock Compensation in accounting for the plans. Accordingly, we did not recognize compensation expense related to option grants. In December, 2002 we adopted SFAS No. 148: Accounting for Stock Based Compensation, which amended SFAS No. 123: Accounting for Stock Based Compensation. The following table, per SFAS No. 148, summarizes results as if we had recorded compensation expense for option grants during the three and six months ended April 2, 2005:

	Three Months	Six Months
	4/2/2005	4/2/2005

Net Income
As reported	$ 1,327	$ 2,543
Stock based employee compensation cost	(227)	(662)

Pro forma	$ 1,100	$ 1,881
Basic earnings per share
As reported	$ 0.11	$ 0.21
Stock based employee compensation cost	(0.02)	(0.05)

Pro forma	$ 0.09	$ 0.16
Diluted earnings per share
As reported	$ 0.11	$ 0.21
Stock based employee compensation cost	(0.02)	(0.05)

Pro forma	$ 0.09	$ 0.16

Effective October 2, 2005, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of this standard as of October 2, 2005, the first day of fiscal 2006. Our financial statements for the three and six months ended April 1, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As a result of adopting SFAS No. 123(R) on October 2, 2005 our income before taxes and our net income were $29 and $19 lower, respectively for the three months ended April 1, 2006. For the six months ended April 1, 2006 income before taxes and net income were $68 and $44 lower respectively than if we had continued to account for share-based compensation under Opinion 25. Basic earnings per share for the three and six months ended April 1, 2006 would have been $0.25 and $0.43, respectively had we not adopted SFAS No. 123(R). Diluted earnings per share would have remained unchanged at $0.25 and $0.43 for the three and six months ended April 1, 2006 respectively had we not adopted SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) we had presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Beginning on October 2, 2005 we changed our cash flow presentation in accordance with SFAS No. 123(R), which requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

SFAS No. 123(R) requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. Under this method, compensation cost for the three and six months ended April 1, 2006 includes the portion of the share based compensation vesting in the period for (a) all share-based payments granted prior to, but not vested as of October 1, 2005, based on grant date fair value estimated using the Black-Scholes option pricing model and (b) all share-based payments granted subsequent to October 1, 2005, based on the grant date fair value estimated using the Black-Scholes option pricing model.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which determines inputs as shown in the following table.

		Grant Date

	10/30/2002	11/2/2002	12/12/2002

Dividend Yield	3.55%	2.85%	3.72%
Volatility	47.59%	47.92%	48.11%
Risk Free Interest Rate	4.00%	4.14%	4.00%
Expected Life	8	8	8

Black-Scholes Value	3.98%	5.26%	3.49%

The summary of our stock option activity as of April 1, 2006 and changes during the first six months of fiscal 2006 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at October 1, 2005	1,775	$14.64
Exercised	(42)	$11.80
Expired or cancelled	(234)	$16.48
Outstanding at April 1, 2006	1,499	$14.43	6.26	$1,796

Vested or expected to vest at April 1, 2006	1,499	$14.43	6.26	$1,796

Exercisable at April 1, 2006	1,364	$14.73	6.21	$1,415

The intrinsic value for stock options is defined as the difference between the current market price and the grant price. The intrinsic value of options exercised during the second quarter of fiscal 2006 was $101. The intrinsic value of options exercised during the first six months of fiscal 2006 was $141. As of April 1, 2006 there was $197 of unrecognized compensation cost related to stock options outstanding that is expected to be recognized over a weighted average period of 1.7 years.

Non-vested share grants consist of our common stock and generally vest over one to three years. All non-vested share grants are cliff vested. Generally, the fair value of each non-vested share grant is equal to the market price of our stock on the date of grant. A summary of our non-vested share activity as of April 1, 2006, and changes during the first six months of fiscal 2006 is presented in the following table:

		Weighted-average
	Shares	Grant-date Fair Value

Non-vested at October 1, 2005	98	$ 12.32
Granted	110	$ 12.97
Vested	(20)	$ 11.24
Cancelled	(1)	$ 12.97

Non-vested at April 1, 2006	187	$ 12.54

Stock-based compensation expense related to non-vested shares recognized under SFAS No. 123(R) for the three and six months ended April 1, 2006 was $0.2 million and $0.4 million respectively. This expense included stock-based compensation for grants that were issued before the adoption of SFAS No. 123(R) and expense related to the non-vested shares granted on December 2, 2005. As of April 1, 2006 there was $1.4 million of unrecognized compensation cost related to the non-vested stock grants that is expected to be recognized over a weighted average period of 1.7 years.

As of April 1, 2006 there were 552,789 shares available for grant.

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

Sales between segments were not significant. Sales in geographic areas were determined by customer location. No single customer accounted for 10% or more of our total revenue. Sales in foreign countries did not meet minimum disclosure requirements. We did not allocate certain corporate expenses, primarily those related to the overall management of the corporation, to the segments or geographic areas. Both segments share certain production facilities and equipment (PP&E). These assets, and related additions and depreciation, were allocated based on unit production. Geographic data on assets is based on the physical location of those assets. Corporate assets were primarily investments in subsidiaries and cash.

Three Months

(Amounts in Thousands, unaudited)

Segment data

		Net Sales		Income from Operations

		Three months ended		Three months ended

		4/1/2006	4/2/2005	4/1/2006	4/2/2005

Connectivity		$ 43,527	$ 42,495	$ 3,020	$ 2,284
Electrical		15,501	13,898	2,813	1,569
Corporate and other		—	—	(975)	(756)

Total		$ 59,028	$ 56,393	$ 4,858	$ 3,097

		Additions to long-lived assets		Depreciation and Amortization

		Three months ended		Three months ended

		4/1/2006	4/2/2005	4/1/2006	4/2/2005

Connectivity		$ 1,847	$ 1,341	$ 2,489	$ 2,520
Electrical		3,070	761	539	374
Corporate and other		268	6	17	35

Total		$ 5,185	$ 2,108	$ 3,045	$ 2,929

		Total Assets

		4/1/2006	10/1/2005

Connectivity		$ 139,057	$ 136,926
Electrical		36,958	31,917
Corporate and other		9,354	9,537

Total		$ 185,369	$ 178,380

				Three months ended

Reconciliation of Income from Operations to Net Income				4/1/2006	4/2/2005

Income from operations				$ 4,858	$ 3,097
Less: Interest income (expense), net				(223)	(477)
Other income (expense), net				147	(515)
Income taxes				(1,739)	(778)

Net Income				$ 3,043	$ 1,327

Geographic Data
	Net Sales

	Three months ended

	4/1/2006	4/2/2005		Total Assets

United States	$ 33,577	$ 30,641		4/1/2006	10/1/2005

All other countries	25,451	25,752	United States	$ 55,861	$ 50,083
			Italy	34,879	33,390
Total	$ 59,028	$ 56,393	France	24,861	21,369
			Mexico	24,060	23,120
			Canada	21,206	25,188
			All other countries	24,502	25,230

			Total	$ 185,369	$ 178,380

Six Months

(Amounts in Thousands, unaudited)

Segment data

		Net Sales		Income from Operations

		Six months ended		SIx months ended

		4/1/2006	4/2/2005	4/1/2006	4/2/2005

Connectivity		$ 83,904	$ 79,381	$ 4,728	$ 2,345
Electrical		28,563	25,688	4,060	1,869
Corporate and other		—	—	(301)	(891)

Total		$ 112,467	$ 105,069	$ 8,487	$ 3,323

		Additions to long-lived assets		Depreciation and Amortization

		Six months ended		Six months ended

		4/1/2006	4/2/2005	4/1/2006	4/2/2005

Connectivity		$ 2,492	$ 2,236	$ 5,023	$ 5,046
Electrical		4,104	1,875	1,083	869
Corporate and other		127	25	33	69

Total		$ 6,723	$ 4,136	$ 6,139	$ 5,984

		Total Assets

		4/1/2006	10/1/2005

Connectivity		$ 139,057	$ 136,926
Electrical		36,958	31,917
Corporate and other		9,354	9,537

Total		$ 185,369	$ 178,380

				Six months ended

Reconciliation of Income from Operations to Net Income				4/1/2006	4/2/2005

Income from operations				$ 8,487	$ 3,323
Less: Interest income (expense), net				(527)	(963)
Other income (expense), net				302	1,303
Income taxes				(3,003)	(1,120)

Net Income				$ 5,259	$ 2,543

Geographic Data
	Net Sales

	Six months ended

	4/1/2006	4/2/2005		Total Assets

United States	$ 63,336	$ 57,247		4/1/2006	10/1/2005

All other countries	49,131	47,822	United States	$ 55,861	$ 50,083
			Italy	34,879	33,390
Total	$ 112,467	$ 105,069	France	24,861	21,369
			Mexico	24,060	23,120
			Canada	21,206	25,188
			All other countries	24,502	25,230

			Total	$ 185,369	$ 178,380

9.	INCOME TAX EXPENSE

Our effective tax rate for the three months ended April 1, 2006 was 36.4%, compared to 37.0% for the three months ended April 2, 2005. Our effective tax rate for the six months ended April 1, 2006 was 36.3%, compared to 30.6% for the same period last year. The lower effective tax rate for the six months ended April 2, 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. Dollar loan held by our Canadian subsidiary.

10.	BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our non-union plans for the three and six months ended April 1, 2006 and April 2, 2005:

	Pension Benefits

	Three Months Ended		Six Months ended

Components of Net Periodic Benefit Costs:	4/1/2006	4/2/2005	4/1/2006	4/2/2005

Service Cost	$ 196	$ 132	$ 398	$ 263
Interest Cost	164	127	316	254
Recognizing actuarial loss	93	75	208	150
Expected return on plan assets	(184)	(126)	(329)	(252)
Amortization of prior service costs	7	3	14	6

Net periodic benefit cost	$ 276	$ 211	$ 607	$ 421

It has been our policy to fund our pension costs by making annual contributions based upon minimum funding provisions of the Employee Retirement Security Act of 1974. We previously disclosed, in our financial statements for the year ended October 1, 2005, that we did not expect to contribute to our non-union qualified plan in 2006 and as of April 1, 2006 we have made no contributions.

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

Results of Operations

Second quarter fiscal 2006 results compared with second quarter fiscal 2005 results

SALES

Sales in the quarter ended April 1, 2006 were $59.0 million, an increase of 4.7% compared to sales of $56.4 million for the quarter ended April 2, 2005. This improvement in sales was due to the performances in both our Connectivity and Electrical segments. The North American Connectivity business continued to post improved results with revenue increasing 9.1% in the second quarter when compared to last year. Our North American growth was due mainly to the improved results of our U.S. business, which recorded increases of 16.4% when compared to last year. In Connectivity, foreign exchange rates changes negatively impacted sales by $1.5 million for the quarter ending April 1, 2006 when compared to last year. For the second quarter 2006 Connectivity sales were $43.5 million, a 2.4% increase over the $42.5 million in sales reported for the second quarter 2005. In local currencies sales in North America, Europe and Asia increased 7.8%, 3.0% and 10.8%, respectively when compared to the second quarter of 2005. Connectivity sales represented 73.7% of our total second quarter sales. Electrical sales were $15.5 million in the quarter ended April 1, 2006 and $13.9 million last year, an 11.5% increase. The increase in our Electrical sales was driven by increased demand in the commercial construction, shipyards and petrochemical markets. Electrical sales represented 26.3% of our total second quarter sales.

SALES BY REGION

In the United States, sales were $33.6 million in the second quarter of fiscal 2006 compared to $30.6 million in the second quarter of 2005, a 9.6% increase. We recorded 43% of our revenues in foreign currencies during the second quarter of fiscal 2006 compared to 46% in the second quarter of 2005. Our international revenue was down 1.2% in the second quarter of fiscal 2006 when compared to last year. This decrease was mainly due to the $1.5 million negative impact from changes in exchange rates and decreases in the U.K and France. In local currencies, sales in the U.K. and France decreased 2.0% and 4.0%, respectively, when compared to the second quarter of 2005. In local currencies European sales increased in Germany and Italy by 11.0% and 9.1%, respectively. In local currencies Asian sales increased 10.8%, when compared to last year, due mainly to a 17.1% increase in Japan.

BACKLOG

The backlog of unfilled orders stood at $20.5 million at the end of this quarter, as compared to $19.4 million a year ago, which translates to 23 and 22 average days of sales in 2006 and 2005, respectively. Our backlog has increased 25.5% compared to the 2005 year-end levels of $16.3 million.

GROSS PROFIT

Gross profit as a percent of sales was 37.8% in the second quarter of fiscal 2006 up 0.8 points from last years gross profit of 37.0%. The improvement in gross margin is due mainly to higher volumes and pricing actions we took during the fourth quarter of 2005 and early this quarter to offset higher commodity costs. Gross margins in our Connectivity segment increased slightly while margins in our Electrical segment increased 3.0 points when compared to the second quarter of 2005. This increase in our Electrical Segment was due mainly to higher volume, operational improvements implemented during previous quarters and diligent cost controls.

OPERATING EXPENSES

Operating expenses were $17.5 million for the quarter ended April 1, 2006 compared to $17.7 million for the quarter ended April 2, 2005. These expenses were 29.6% and 31.5% of sales, respectively. This decrease as a percentage of sales was due to the increased sales levels in the second quarter of 2006. The decrease in operating expenses, when compared to the second quarter of 2005 was due mainly to $0.3 million from changes in exchange rates and $0.2 million of lower costs for Sarbanes-Oxley. These decreases were partially offset by stock compensation costs of $0.3 million in the second quarter of 2006. Stock compensation costs will continue to be higher than 2005 levels due to the adoption of Statement of Financial Accounting Standards (SFAS) 123, Share-Based Payment (SFAS 123(R)) in the first quarter of fiscal 2006. We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 2, 2005, the first day of fiscal 2006. In lieu of issuing stock options we issued 110,500 shares of non-vested stock during the first quarter of 2006. The $0.3 million of stock compensation expense included $0.2 million related to the non-vested stock granted during the first quarter of 2006 and the balance related to prior stock options, which are now required to be expensed as a result of SFAS No. 123(R). Unrecognized compensation cost at April 1, 2006 was $1.6 million.

SEGMENT OPERATING INCOME

Income from operations in the second quarter of 2006 was $3.0 million in the Connectivity segment compared to $2.3 million in 2005. Profitability improvement in this segment on a year-over-year basis was the result of increased revenue and continued cost control. The Electrical segment recorded income from operations in the second quarter of 2006 of $2.8 million compared to $1.6 million in 2005. This significant improvement was due mainly to increased revenue, operational improvements implemented during previous quarters and diligent cost controls.

MISCELLANEOUS INCOME / EXPENSE

Other income in the second quarter of 2006 was $0.1 million compared to other expense of $0.5 million in the second quarter of 2005. Other expense in the second quarter of 2005 was due to the loss from exchange rate changes, due primarily to the U.S. Dollar denominated loan held in Canada.

NET INCOME

Net income in the second quarter of 2006 was $3.0 million compared to $1.3 million in 2005. Our effective tax rate was 36.4% and 37.0% for 2006 and 2005, respectively.

Six Months fiscal 2006 results compared with Six Months fiscal 2005 results

SALES

Sales in the six months ended April 1, 2006 were $112.5 million, an increase of 7.0% compared to sales of $105.1 million for the six months ended April 2, 2005. This improvement in sales was due to the improved performances in both our Connectivity and Electrical segments. The North American Connectivity business continued to post improved results with revenue increasing 15.2% when compared to last year. Our North American growth was due mainly to the strong results of our U.S. business, which recorded increases of 21.6% when compared to last year. This growth in North America coupled with the improving results from our European operations, which was up 5.0% in local currency allowed us to record 9.8% growth in local currencies in our Connectivity segment. In Connectivity, foreign exchange rates changes negatively impacted sales by $3.3 million for the six months ended April 1, 2006 when compared to last year. However, this negative impact was partially offset by the receipt of $1.6 million in the first quarter of 2006 related to a previously disclosed legal settlement. For the first six months of 2006 Connectivity sales were $83.9 million, a 5.7% increase over the $79.4 million in sales reported for 2005. In local currencies sales in North America, Europe and Asia increased 14.2%, 5.0% and 7.2%, respectively when compared to 2005. Connectivity sales represented 74.6% of our first six months sales. Electrical sales were $28.6 million in the six months ended April 1, 2006 and $25.7 million last year, an 11.2% increase. Electrical sales represented 25.4% of our first six months sales.

SALES BY REGION

In the United States, sales were $63.3 million in the first six months of fiscal 2006 compared to $57.2 million in 2005, a 10.6% increase. We recorded 44% of our revenues in foreign currencies during the first six months of fiscal 2006 compared to 46% in 2005. Our international revenue was up 2.7% in the first six months of fiscal 2006 when compared to last year. In local currencies, sales in Canada, Europe and Japan increased 15.5%, 5.0% and 15.0%, respectively, when compared to 2005. Partially contributing to this increase in Canada was the $1.6 million legal settlement that occurred in the first quarter of fiscal 2006. In local currencies European sales increased in Germany, Italy and France by 11.8%, 6.6% and 5.3%, respectively. In local currencies Asian sales increased 7.2% due mainly to a 15.0% increase in Japan.

GROSS PROFIT

Gross profit as a percent of sales was 37.8% in the first six months of fiscal 2006. This is an increase of 2.0 points from last years gross profit of 35.8%. The legal settlement accounted for 0.9 points of the first six months of fiscal 2006 gross profit. The improvement in gross margin is due mainly to this legal settlement, higher volumes and pricing actions we took in the fourth quarter of 2005 and early in the second quarter of 2006 to offset higher commodity costs. Gross margins in our Connectivity segment increased 1.8 points, while margins in our Electrical segment increased 2.9 points when compared to the first six months of 2005. The increase in our Electrical Segment was due mainly to higher volume, operational improvements implemented during previous quarters and diligent cost controls.

OPERATING EXPENSES

Operating expenses were $34.0 million for the first six months ended April 1, 2006 compared to $34.2 million for the six months ended April 2, 2005. These expenses were 30.2% and 32.6% of sales, respectively. This decrease as a percentage of sales was due mainly to the increased sales levels in the first six months of 2006. Changes in foreign exchange rates had a positive effect of $0.7 million on operating expense in the first six months of fiscal 2006, compared to last year. This positive effect was partially offset by a small increase in Sarbanes-Oxley costs of $0.1 million and stock compensation expense of $0.4 million during the first six months of 2006. As mentioned above, stock compensation costs will continue to be higher than 2005 levels due to the adoption of Statement of Financial Accounting Standards (SFAS) 123, Share-Based Payment (SFAS 123(R)) in the first quarter of fiscal 2006.

SEGMENT OPERATING INCOME

Income from operations in the first six months of 2006 was $4.7 million in the Connectivity segment compared to $2.3 million in 2005. The full impact of foreign exchange rate changes are reflected in the Connectivity segment revenues. The legal settlement, which occurred in the first quarter of 2006 accounted for $0.6 million of the increase in income from operations. This $0.6 million benefit is after a $1.0 million charge to the segment’s operating expenses to reflect the multi-year total of legal fees associated with the settlement ($0.8 million of these costs had been charged to corporate over the past several years and as a result there was a corresponding credit to our corporate general and administrative expense line in the first quarter of 2006). Contributing to the profitability improvement in this segment on a year-over-year basis was the result of increased revenue and continued cost control. The Electrical segment recorded income from operations in the first six months of 2006 of $4.1 million, compared to $1.9 million in 2005. This significant improvement is due mainly to increased revenue, operational improvements implemented during previous quarters and diligent cost controls.

MISCELLANEOUS INCOME / EXPENSE

Other income in the first six months of 2006 was $0.3 million compared to other income of $1.3 million in the first six months of 2005. Miscellaneous income in the first six months of 2005 was primarily due to $0.7 from exchange rate changes, due primarily to a U.S. Dollar denominated loan held in Canada. Also included were earn-out fees of $0.3 million received for the sale of the Aero-Motive product line in the first quarter of 2004 and the gain of $0.2 million from the sale of a small product line in Germany.

NET INCOME

Net income in the first six months of 2006 was $5.3 million, compared to $2.5 million in 2005. Our effective tax rate was 36.3% and 30.6% for 2006 and 2005, respectively. The low effective tax rate for the first six months of 2005 was due mainly to the favorable tax treatment on the exchange gain on the U.S. dollar loan held by our Canadian subsidiary.

Financial Condition, Liquidity and Capital Resources

On April 1, 2006 we had $16.3 million in cash and short-term investments, up $2.4 million from our year-end amount of $13.9 million. This increase in cash was due mainly to the operating cash flow of $11.6 million, which includes the previously mentioned legal settlement. This increase was partially offset by spending for property, plant and equipment and quarterly dividends.

Working capital increased to $57.9 million on April 1, 2006 compared to $54.8 million on October 1, 2005. The increase in working capital was due mainly to the increase in cash, which resulted from higher sales, due partially to the legal settlement, which occurred in the first quarter of fiscal 2006.

We continue to invest in equipment. For the first six months of fiscal 2006 we invested $6.7 million compared to $4.1 million in the first six months of fiscal 2005. The purchases made during the first six months of 2006 were the result of continued investment a new world-wide ERP system, which began to roll out in North America in April 2006.

Our cash, short-term investments and the revolver are available for strategic investments, acquisitions and other potential cash needs that may arise. We believe that existing cash, short-term investments and the revolver, together with funds generated from operations, will be sufficient to meet our operating requirements through the current fiscal year.

On April 1, 2006 we had $25.2 million of long-term debt outstanding ($5.7 million shown as current debt) and we had unused credit facilities that provide for additional borrowings of up to $25.0 million. On April 28, 2004 we entered into a three-year revolving credit agreement with our existing bank that will provide for borrowings up to $25.0 million at the bank’s prime or offered rate. This agreement will expire on April 28, 2007. This revolving credit agreement provides that the maximum ratio of debt to EBITDA, as defined, shall be no greater than 2.5 to 1.0 and minimum interest coverage ratio, as defined, shall be no less than 2.5 to 1.0. We are in compliance with all provisions of our funding agreement. At April 1, 2006 and October 1, 2005 we had no short-term borrowings.

We do not have any exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Contractual Obligations

Our contractual obligations for long-term debt, purchase obligations, capital leases and operating leases on the balance sheet remained substantially unchanged as of April 1, 2006 from the amounts disclosed as of October 1, 2005 in our Form 10-K.

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

In particular, such risks include statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, general economic and business conditions, business system conversions, currency fluctuations, and competition.

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

In April, 2006, we implemented a new global Enterprise Resource Planning (“ERP”) system. This new ERP system, which replaced multiple legacy financial systems with a single, standardized, integrated financial system, will be our primary financial system in North America beginning in April, 2006, and forward. As a result of the implementation of this new ERP system, our internal controls over financial reporting and related processes were modified and/or redesigned to conform with and support the new ERP system. We also have plans to undertake additional projects that will replace other Company financial systems in Europe and Asia in the next two years.

Although our management believes that the new ERP system has maintained or enhanced the internal controls over financial reporting, our management has yet to test the effectiveness of the new ERP system’s impact on the internal control environment. As such, there is the risk that the new ERP system and/or new internal controls have yet unidentified deficiencies that could constitute significant deficiencies, material weaknesses or aggregate to material weaknesses in our internal control over financial reporting. Our management anticipates testing the new system and the new internal controls during fiscal 2006 as part of its ongoing testing of the internal controls.

PART II - OTHER INFORMATION

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

PART II OTHER INFORMATION

Item 4 – Submission of matters to a vote of security holders

We held our Annual Meeting of Stockholders on February 2, 2006. The following proposals were adopted by the margins indicated:

1.	To vote for the election of the following nominees to the Board of Directors:

	For	Authority Withheld	Broker Non Votes
Charles W. Denny	11,138,335	72,670	0
Ann F. Hackett	11,128,693	82,312	0
Eugene P. Nesbeda	11,128,993	82,012	0

2.	Ratification of the appointment of Ernst & Young LLP as Woodhead Industries, Inc.’s independent public accountants:

For	Against	Abstain	Broker Non Votes
11,179,153	5,524	26,328	0

PART II - OTHER INFORMATION

Item 6 – Exhibits

A.	Exhibits

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

WOODHEAD INDUSTRIES, INC.

Date: May 10, 2006

BY: /s/ Robert H. Fisher	BY: /s/Joseph P. Nogal
Robert H. Fisher	Joseph P. Nogal
Vice President, Finance and C.F.O.	Vice President,
(Principal Financial Officer)	Treasurer/Controller
(Principal Accounting Officer)